Form 10-K
period 2026-04-30
Uranium Royalty Corp.
filed 2026-07-28
CIK 2143673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission File Number: 001-43420

URANIUM ROYALTY CORP.

(Exact name of registrant as specified in its charter)

Delaware	42-3490185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Union Blvd, Suite #310, Lakewood, CO	80228
(Address of principal executive offices)	(Zip Code)

(720) 657-1700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	UROY	The Nasdaq Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☐	Smaller reporting company

☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Uranium Royalty Corp. computed by reference to the last sales price of such stock, as of the closing of trading on October 31, 2025 was zero. As of October 31, 2025, Uranium Royalty Corp. (Canada), the predecessor company, had an aggregate market value for the voting and non-voting common equity held by non-affiliates of $572,046,684.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 381,067,318 shares of common stock, par value $0.001 per share, outstanding as of July 27, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive 2026 Proxy Statement.

On July 27, 2026 (the “Effective Date”), Uranium Royalty Corp. (Canada), a corporation existing under the Canada Business Corporations Act (the “CBCA”), completed a business combination and redomicile transaction pursuant to which Uranium Royalty Corp., a Delaware corporation, became the successor issuer to Uranium Royalty Corp. (Canada) pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to Rule 12g-3(e) under the Exchange Act, our shares of common stock are deemed to be registered under Section 12(b) of the Exchange Act, and we are subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder. We hereby report this succession in accordance with Rule 12g-3(f) under the Exchange Act.

Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Annual Report”) to “Uranium Royalty”, “URC”, the “Company”, “we”, “us” and “our” refer to Uranium Royalty Corp., a Delaware corporation and its consolidated subsidiaries, beginning on the Effective Date, and to Uranium Royalty Corp., a corporation existing under the CBCA and its consolidated subsidiaries prior to the Effective Date, as applicable. References to the “Uranium Royalty Corp. (Canada)” refer specifically to the Company’s predecessor, Uranium Royalty Corp., a corporation existing under the CBCA, prior to the transaction.

Unless otherwise indicated or the context otherwise requires, references in this Annual Report to “Sweetwater” mean the soda ash royalty and landholding business conducted through Sweetwater Trona Block LLC, Sweetwater Trona Fund LP, Sweetwater Management LLC, Sweetwater Surface LLC, Sweetwater Trona HoldCo LLC, Sweetwater Trona OpCo LLC, Sweetwater Royalties LLC, Uinta Development Company, Aggie Grazing Block LLC, Aggie Grazing Fund LP, Aggie Grazing LLC, Cougar Utah Block LLC, Cougar Utah Fund LP, Cougar Utah LLC and Green River Management Holdings LLC (the “Sweetwater Entities”), together with the royalty, mineral, surface, lease and related assets held by such entities (collectively, the “Sweetwater Assets”). In connection with the arrangement completed on July 27, 2026, the Company acquired, directly or indirectly, approximately 92% of the equity interests in the Sweetwater Entities from the Sweetwater Investors (the “Sweetwater Acquisition”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends” or “projects”. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are all based on currently available operating, financial and competitive information and the current expectations, estimates, forecasts about our business, including commodity pricing, results of operations, the industry in which we operate, economic and market outlooks and the beliefs and assumptions of our management. These forward-looking statements are subject to various risks and uncertainties, many of which are beyond our control. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under Item 1. “Business”, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDUSTRY, MARKET AND OTHER DATA

In this Annual Report, we rely on and refer to information and statistics regarding our market share and the markets in which we compete. We have obtained some of this market share information and industry data from internal surveys, market research, publicly available information and industry publications. Such reports generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy or completeness of such information is not guaranteed. Although we believe this information is reliable, we have not independently verified, nor can we guarantee, the accuracy or completeness of that information.

URC does not explore, develop, or mine the properties on which it holds royalty interests. Certain information provided in this report about operating properties in which we hold interests, including information about historical production, property descriptions, and property developments, was provided to us by the operators of those properties or is publicly available information filed by these operators. We have not verified, and are not in a position to verify, and expressly disclaim any responsibility for the accuracy, completeness, or fairness of, this third-party information and refer the reader to the public disclosure of the operators for information regarding those properties.

INTERNET AVAILABILITY AND ADDITIONAL INFORMATION

In this Annual Report, we incorporate by reference certain information contained in other documents filed with the SEC and we refer you to such information. We file annual, quarterly and current reports and other information with the SEC. The SEC maintains a website at www.sec.gov that contains these filings. You also may access, free of charge, our reports filed with the SEC through our website. Reports filed with the SEC will be available through our website as soon as reasonably practicable after they are filed. The information contained on or connected to our website, www.uraniumroyalty.com, is not incorporated by reference into this Annual Report and should in no way be construed as a part of this or any other report that we filed with the SEC.

CURRENCY

The following table sets out exchange rates, based on the noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York, referred to as the “Noon Buying Rate”, for the conversion of U.S. dollars to Canadian dollars in effect at the end of the following periods, the average exchange rates during these periods (based on daily Noon Buying Rates) and the range of high and low exchange rates for these periods:

	Year ended April 30,
	2026	2025	2024

End of period	1.362	1.381	1.375
High for period	1.412	1.460	1.388
Low for period	1.351	1.346	1.313
Average for period	1.380	1.390	1.350

On July 27, 2026, the most recent weekly publication of the daily Noon Buying Rate before the filing of this Annual Report reported that the Noon Buying Rate as of July 24, 2026 for the conversion of $1.00 U.S. dollar to Canadian dollars was $1.4104 Canadian dollar.

PART I

Item 1. Business

In this document, please note the following:

•
references to “$” or “dollars” are to U.S. dollars, which is our reporting currency, unless otherwise stated; and references to “C$” are to Canadian dollars;
•
references to “eU3O8” or “U3O8 equivalent” mean radiometric equivalent U3O8;
•
references as used herein, “Greenfield” mean a proposed trona mining and soda ash development project located on previously undeveloped lands or mineral interests where no commercial trona mining or soda ash production has previously occurred and for which significant exploration, technical evaluation, permitting, infrastructure development, construction and capital investment are required prior to the commencement of commercial production;
•
references to “GRR” mean gross revenue royalty, a form of royalty interest entitling the holder thereof to a share of the total revenue stream from the sale of production from a property, which may or may not include deductions. GRR may also be referred to as a “gross value royalty”, or GVR, a “gross proceeds royalty”, or GPR, or a “gross overriding royalty”, or “GORR”;
•
references to “ISR” mean in-situ recovery, a uranium extraction method;
•
references to “lbs” mean pounds;
•
references to “LOM” or “life of mine” mean the time in which, through the employment of the available capital, the ore reserves, or such reasonable extension of the ore reserves as conservative geological analysis may justify, will be extracted;
•
references to “Mlbs” mean million pounds;
•
references to “NPI” mean net profit interest, a form of royalty based on the profit realized after deducting costs related to production. NPI may also be referred to as “net proceeds royalties”, or NPR;
•
references to “NSR” mean net smelter returns royalty, a form of royalty based on the value of production or net proceeds received by the operator from a smelter or refinery;
•
references to “ppm” mean parts per million;
•
references to “PR” mean production royalty, a form of royalty based on metal produced, often at a predetermined fixed price;
•
references to “UF6” mean uranium hexafluoride, a compound used in the uranium enrichment process;
•
references to “U3O8” mean triuranium octoxide, commonly referred to as yellowcake, is the most common form of uranium concentrate; and
•
references to “V2O5” mean vanadium pentoxide, often mined as a co-product of uranium.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figures.

General

URC

We are a diversified royalty company with significant exposure to soda ash and uranium. Our portfolio of long-life, low-cost assets and diversified revenue streams provides exposure to uranium prices. Our primary focus is to identify, evaluate and make strategic investments in uranium and critical minerals interests, including royalties, streams, debt and equity investments in uranium companies, as well as through holdings of physical uranium.

Development of the Business

Uranium Royalty Corp. was incorporated on May 1, 2026, pursuant to the Delaware General Corporation Law. Our principal executive office is located at 141 Union Blvd, Suite #310, Lakewood, CO 80228 with registered offices located at 100 Lakeland Ave., Dover, Kent County, Delaware 19901.

The Company was formed to facilitate the combination of the approximately 92% direct and indirect interests (the “Sweetwater Interests”) of certain entities affiliated with Orion Resource Partners (USA) LP (collectively, “Orion”) and HRG Metals LP, a wholly-owned subsidiary of Ontario Teachers’ Pension Plan Board (“HRG” and, together with Orion, the “Sweetwater Investors”) in the Sweetwater Entities with Uranium Royalty Corp. (Canada) (the “Arrangement”) pursuant to the plan of arrangement of Uranium Royalty Corp. (Canada) under section 192 of the Canada Business Corporations Act (the “Plan of Arrangement”) and in accordance with the arrangement agreement dated April 16, 2026, among Uranium Royalty Corp. (Canada) and the Sweetwater Investors (the “Arrangement Agreement”).

On the Effective Date, among other things, (i) the Company issued 223,252,749 shares of common stock, at a deemed value of US$3.64 per share, to the Sweetwater Investors in exchange for the Sweetwater Interests; (ii) each common share of Uranium Royalty Corp. (Canada), other than an Exchangeable Elected Share, was transferred to UROY CallCo ULC, a wholly-owned subsidiary of the Company (“CallCo”), in exchange for one share of common stock; (iii) each common share of Uranium Royalty Corp. (Canada) in respect of which a valid Exchangeable Share Election was made was transferred to UROY ExchangeCo Ltd., a wholly-owned subsidiary of CallCo (“ExchangeCo”), in exchange for one exchangeable redeemable preferred share in the capital of ExchangeCo (“Exchangeable Shares”) and related ancillary rights; (iv) the Company issued one special voting share in the capital of the Company which, among other things, entitles the holder of record thereof to that number of votes at meetings of the Company equal to the number of Exchangeable Shares outstanding (the “Special Voting Share”) to Computershare Trust Company of Canada (the “Trustee”), to be held by the Trustee on behalf of the holders of Exchangeable Shares, and entered into a Voting and Exchange Trust Agreement with CallCo, ExchangeCo and the Trustee; and (v) each holder of outstanding and unexercised options to purchase common shares of Uranium Royalty Corp. (Canada) received a replacement option (the “Replacement Options”) to purchase our shares of common stock on an economically equivalent basis.

The issuance of our shares of common stock and the Exchangeable Shares to the holders of common shares of Uranium Royalty Corp. (Canada) in exchange for their common shares of Uranium Royalty Corp. (Canada) pursuant to the Arrangement was not registered under the Securities Act of 1933, as amended (the “Securities Act”), and such securities were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 3(a)(10) thereof, the Supreme Court of British Columbia having approved the Plan of Arrangement as fair and reasonable to the holders of common shares of Uranium Royalty Corp. (Canada) at a hearing upon which the Final Order was granted. The issuance of our shares of common stock to the Sweetwater Investors in exchange for the Sweetwater Interests was not registered under the Securities Act, and such securities were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof.

In connection with the Arrangement, our shares of common stock are listed on the Nasdaq Capital Market and trade under the symbol “UROY.” As a result of the Arrangement, we became the successor issuer to Uranium Royalty Corp. (Canada) pursuant to Rule 12g-3(a) under the Exchange Act. Pursuant to Rule 12g-3(e) under the Exchange Act, our shares of common stock are deemed to be registered under Section 12(b) of the Exchange Act, and we are subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder. We hereby report this succession in accordance with Rule 12g-3(f) under the Exchange Act.

Corporate Structure

Our principal executive offices are located at 141 Union Blvd, Suite #310, Lakewood, CO 80228. Our website address is www.uraniumroyalty.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report. For a complete list of our subsidiaries, see Exhibit 21.1 to this Annual Report.

Our Operational Information

Our operations principally consist of the acquisition and management of royalty interests. Royalties are non-operating interests in mining projects that provide the right to revenue or minerals produced from the project after deducting specified costs, if any. Additionally, we generate revenue from the buying and selling of physical uranium inventory, generate lease bonus revenue by leasing certain mineral interests to third-party operators, earn surface revenue from surface use leases and easement payments and earn annual rental revenue from land rental payments.

As of April 30, 2026, we owned royalty interests relating to 4 production stage uranium properties and 20 exploration stage uranium properties, as well as 5 production stage trona mining operations and 2 exploration stage trona projects. Uranium royalty revenue was $0.15 million and $0.06 million for the years ended April 30, 2026 and 2025 respectively.

Our Strategy

To date, we have assembled a portfolio of royalty interests on uranium projects and physical uranium holdings, bolstered by cash flowing cornerstone soda ash royalty interests, and an expansive land package across Wyoming and Utah.

We are one of the largest public company landowners in the United States (excluding real estate investment trusts) and one of the largest landowners in Wyoming with approximately 850,000 acres of fee surface rights. This acreage includes approximately 200,000 acres situated within the Known Sodium Leasing Area (“KSLA”) and an additional 650,000 fee surface acres. Furthermore, our portfolio includes approximately 4.5 million acres of mineral rights in fee.

Our long-term strategy is to gain exposure to uranium prices by owning and managing a portfolio of geographically diversified uranium and critical mineral interests. Our primary focus is to identify, evaluate and make strategic investments in uranium and critical minerals interests, including royalties, streams, debt and equity investments in uranium companies, as well as through holdings of physical uranium.

In executing our royalty strategy, we seek interests that provide us with direct exposure to uranium prices, without direct operating costs and concentrated risks that are associated with exploration, development and mining. Our strategy recognizes the inherent cyclicality of valuations based on uranium prices, including the impact of such cyclicality on the availability of capital within the uranium sector. We intend to execute on our strategy by leveraging the deep industry knowledge and expertise of our management team and our board of directors to identify and evaluate opportunities in the uranium industry.

Such interests may be acquired by us directly from the owner or operator of a project or indirectly from third-party holders. We may also seek to acquire direct joint ventures or other interests in existing uranium projects, where such interests would provide us with exposure to a project as a non-operator or where we believe there is potential to convert such interests into royalties, streams or similar interests. In evaluating potential transactions, we utilize a disciplined approach to manage our fiscal profile.

We also engage in purchases and sales of uranium inventories from time to time. Purchases are made where our management believes there is an opportunity to provide attractive commodity price exposure. Sales may occur from time to time based upon market conditions and our liquidity requirements. Purchases may be made pursuant to our existing option under our strategic arrangement with Yellow Cake plc (“Yellow Cake”) or by other means, including direct purchases from producers or market purchases.

Uranium Uses

The predominant use of uranium is as a fuel for nuclear power plants. Through the process of nuclear fission, the uranium isotope U-235 can undergo a nuclear reaction whereby its nucleus is split into smaller particles. This process releases significant amounts of energy, creating heat to generate steam to spin a turbine, and is the basis of power generation in the nuclear power industry.

Uranium has other commercial uses in the fields of medical diagnosis, agriculture, carbon dating and other industries. However, the volume of demand generated by these uses is very small compared to nuclear power generation. Uranium is also used as a feedstock for over 200 private nuclear reactors, which are operated for research purposes and the production of isotopes for commercial uses. Uranium is also the propulsion fuel source for nuclear-powered aircraft carriers, submarines and ice-breaking vessels.

Uranium Market Developments

The uranium market is being driven by macro demand for increased electricity generation, an unprecedented global push for clean energy, data center and AI development, geopolitical pressures and underinvestment among other factors. In its recent February 6, 2026 Electricity report, the International Energy Agency (“IEA”) reported electricity demand grew by 3% in 2025 and is expected to grow at a 3.6% annual rate through 2030. Nuclear generation set a record high and is projected to increase 2.8% per year through 2030. The report also noted that nuclear energy together with renewable energy sources will generate about half of all global electricity by 2030. IEA projects “global data center electricity consumption is projected to roughly double by 2030, rising from roughly 415–450 TWh in 2024–2025 to over 900–1,000 TWh by 2030.” ICF International Inc. in its September 2025 study, projected that electricity demand in the United States will see a 25% increase by 2030 and a nearly 80% increase by 2050.

Countries around the globe are realizing that the highly reliable, clean, safe, economical power nuclear energy provides is a desirable attribute for a country’s baseload energy platform. An increasing number of governments have announced that they are pursuing strategies to increase energy independence for national security interests that dovetail well with nuclear power as a key component in their energy mix.

In the United States, several pieces of bipartisan legislation have passed in recent years supporting nuclear energy development and expansion, including the Nuclear Fuel Security Act, the Advance Act, the Inflation Reduction Act, and the Big Beautiful Bill. In combination, these bills and other legislative efforts seek to encourage the restoration and rebuilding of a robust domestic fuel cycle in the United States. Consistent with the above noted Acts, in a recent bipartisan submittal, legislation labeled as the “Accelerating Reliable Capacity (ARC) Act of 2026” has been introduced in the Senate to speed up new advanced reactor development and provide federal backing for over-budget nuclear reactors.

On May 23, 2025, President Trump signed Executive Orders (“EOs”) that include a policy objective to quadruple United States nuclear energy by 2050. These Executive Orders mark a historic level of policy support to rejuvenate the United States nuclear industry and its infrastructure, underscoring its importance as a matter of national security. The Executive Orders invoke the Defense Production Act and are intended to have significant positive policy and economic impacts on the domestic fuel cycle, reactor new builds, research and new technology advancements.

Underscoring the EO directives, on October 28, 2025, announcements were made that the U.S. government had entered a strategic partnership encompassing at least $80 billion for the construction of new nuclear reactors using Westinghouse technology. To meet the goal of having 10 large reactors under construction by 2030, the U.S. Department of Energy (“DOE”) is in advanced talks to provide financing, specifically for long-lead time components like reactor vessels and steam generators to accelerate construction timelines. DOE’s Office of Energy Dominance Financing has nearly $290 billion in available funding that can be directed toward baseload energy, with nuclear power plants expected to be the largest recipient.

Additionally, large technology companies like Nvidia, Microsoft, Meta, Google, Oracle and Amazon have announced significant nuclear energy commitments including that required for their data center energy demand with large investments in the clean, affordable and reliable power that nuclear energy provides.

Global uranium market fundamentals have shown major improvement in recent years as this market began a transition from being inventory driven to production driven. The spot market bottomed out in November 2016 at about US $17.75 per pound of U3O8, but has since shown significant appreciation, reaching a high in 2024 of US $107.00 per pound of U3O8. Since that time, the spot uranium market retraced some of the advance, reaching a low of US $63.45 per pound of U3O8 on March 17, 2025. That low proved to be short-lived, and the uranium market has since rebounded, reaching US $101.50 per pound of U3O8 on January 29, 2026 in the U.S. Since that time, the market has experienced what appears as a shorter-term pullback and consolidation with trading in the US $86 to US $87 area at the end of April 2026. (Source: UxC LLC Historical Ux Daily Prices).

During the three months ended April 30, 2026, uranium prices averaged US $86.37 per pound of U3O8 representing a 6.9% increase compared to the average price of US $80.76 per pound of U3O8 in the prior three-month period ended January 31, 2026. (Source: UxC LLC Historical Ux Daily Prices).

Relative underinvestment in uranium mining operations has been evident for more than a decade and has been a major factor contributing to a structural deficit between global production and uranium requirements. Reduced production from existing uranium mines has also been a contributing factor, with some large producers cutting back and/or unable to reach previously planned production levels. From 2026 through 2028, the mid-case gap between production and requirements is projected to be about 65 million pounds of U3O8, and by 2036, the cumulative gap is projected to exceed 290 million pounds of U3O8 (Source: UxC 2026 Q1 Uranium Market Outlook). For context, the United States commercial reactor fleet requirements were 50.6 million pounds of U3O8 in 2024 (Source: United States Energy Information Administration, September 30, 2025 - Uranium Marketing Annual Report – uranium loaded in fuel assemblies). The current gap is being filled with secondary market sources, including finite inventory that has been declining and is projected to decline further in coming years. Secondary supply is also expected to be further reduced as western enrichers reverse operations from underfeeding to overfeeding, which requires more uranium to increase the production of enrichment services. As secondary supplies continue to diminish, and as existing mines deplete resources, new production will be needed to meet future demand. The timeline for many new mining projects can be 10 to 20 years and will require prices high enough to stimulate new mining investments.

Since 2022, uranium supply has become more complicated due to Russia’s invasion of Ukraine, with its State Atomic Energy Corporation, Rosatom, being a significant supplier of nuclear fuel around the globe. Economic sanctions, transportation restrictions, U.S. legislation banning the importation of Russian nuclear fuel and the European Union’s goals to reduce and eventually eliminate its dependence on Russian fuel are causing a fundamental change to the nuclear fuel markets. As a result of the instability and assurance of supply risks, United States and European utilities are shifting supply focus to areas of low geopolitical risk.

The United States Presidential Executive Order “Establishing The National Energy Dominance Council” stated one of its objectives is to “reduce dependency on foreign imports” for the United States’ “national security” and recognized uranium as an “amazing national asset” (Source: The White House News & Update, February 14, 2025). As of November 7, 2025, uranium was added back into the U.S. Geological Survey list of Critical Minerals making it also subject to the Section 232 Investigation on Critical Minerals that was already underway. On January 14, 2026, Presidential Proclamation 11001 was issued – Adjusting Imports of Processed Critical Minerals and their Derivative Products (PCMDPs) into the United States. The Proclamation directs the U.S. Trade Representative and Department of Commerce to negotiate agreements with trading partners to secure supply chains and address import volumes. The Proclamation addresses the Section 232 investigation and states: “the Secretary recommended a range of actions, including actions to adjust the imports of PCMDPs so that such imports will not threaten to impair the national security.” While specific remedies are not yet defined, the actions could potentially lead to resumption of strategic uranium reserve purchases, establishment of import price floors, or other remedies.

On April 23, 2026, the U.S. DOE Office of Nuclear Energy announced a new initiative to secure the nation’s nuclear fuel supply chain: “Through the Defense Production Act Nuclear Fuel Cycle Consortium, the federal government will work with the domestic nuclear industry to ensure that the United States continues to have enough nuclear fuel to power the current nuclear reactor fleet as well as future advanced reactors.” This is known as the “Nuclear Dominance 3 by 33” campaign to secure the nation’s nuclear fuel supply, and one possible outcome is funding and buildout of the strategic uranium reserve.

On the demand side, the global nuclear energy industry continues robust growth, with 72 new reactors connected to the grid from 2015 through April 2026 and another 72 reactors under construction. (Source: International Atomic Energy Association Power Reactor Information System – May 8, 2026). Total nuclear generating capacity for the world’s 438 operable reactors stands at 401 GW (Source: World Nuclear Association (“WNA”) – April 20, 2026 data). In March 2026, the WNA reported 38 countries have pledged to at least triple their nuclear capacity by 2050, further supporting additional growth for the nuclear industry and uranium demand. In addition, over 140 nuclear industry companies, 16 of the world’s largest banks like Citibank, Morgan Stanley and Goldman Sachs, and at least 15 large energy users such as Nvidia, Microsoft, Amazon and Google have all pledged to support this goal in their investments and commercial activities.

There is positive momentum from the utility industry as it returns to a longer-term contracting cycle to replace expiring contracts. It is estimated that cumulative uncommitted demand through 2035 is more than 800 million pounds of U3O8 (Source: UxC Uranium Market Overview Q1 2026). This utility demand, together with potential demand from financial entities, government programs and the overall increase in interest in nuclear energy as a source of power for growing electricity demand from electrification, artificial intelligence and data center applications, continues to add positive tailwinds to the strong fundamentals in the uranium market.

The URC Business Model

The Company does not operate mines, develop projects or conduct exploration. URC’s business model is focused on managing and growing its portfolio of uranium royalty and other uranium interests. The Company believes that the advantages of this business model include the following:

•
Lower Volatility Through Diversification. By investing in diversified uranium interests across a spectrum of geographies, the Company reduces its dependency on any one asset, project, location or counterparty.
•
Exposure to Uranium Price Optionality without Project Costs and Overhead. The Company believes that its model provides exposure to any future improvements in the uranium market, while at the same time minimizing fixed operating, exploration, development and sustaining costs associated with directly owning and operating uranium projects. Additionally, as the Company’s interests are non-operational, the Company is not required to satisfy cash calls in order to maintain its interests in such projects.
•
Focus and Scalability. As the Company’s directors and officers do not handle operational decisions and tasks relating to uranium projects, they are free to focus their time and energy on carrying out the Company’s acquisition strategy and identifying and executing on growth opportunities. As such, URC’s business model allows it to acquire and manage more uranium interests than an operating company can effectively manage.

Physical Uranium Holdings

Overview

On June 7, 2018, the Company entered into an agreement (as amended, the “Yellow Cake Agreement”) with Yellow Cake, pursuant to which, among other things, the Company received an option to acquire physical uranium. The Yellow Cake Agreement is a strategic asset for URC, as it provides exposure to Yellow Cake’s physical uranium, provides URC with the option to acquire physical uranium and provides for future cooperation and collaboration in relation to acquisitions of physical uranium, royalties, streams and similar interests, as described in more detail below.

Yellow Cake is a specialist company operating in the uranium sector, created to purchase and hold U3O8 with the stated objectives of offering its shareholders exposure to the price of U3O8 through the purchase and storage of physical uranium and exploiting a range of expected opportunities connected with owning U3O8, and uranium-based financing initiatives, such as commodity streaming and royalties.

The Company may, in the future, acquire additional physical uranium pursuant to its option under the Yellow Cake Agreement or otherwise. Pursuant to the Yellow Cake Agreement, the Company may acquire between US$2.5 million and US$10 million of U3O8 per year from Yellow Cake under its supply agreement that will expire on January 1, 2028, up to a maximum aggregate amount of US$21.25 million worth of U3O8. No purchases occurred under this agreement during the years ended April 30, 2022, 2023, 2024, 2025, and 2026.

Kazatomprom Agreement

JSC National Atomic Company “Kazatomprom” (“Kazatomprom”), a company existing under the laws of Kazakhstan, the state-owned uranium company of Kazakhstan, is the world’s largest producer of uranium (Source: World Nuclear Association. 2026. “World Uranium Mining Production.” Last modified January 20, 2026. https://world-nuclear.org/information-library/nuclear-fuel-cycle/mining-of-uranium/world-uranium-mining-production).

On May 18, 2018, Yellow Cake entered into a framework agreement with Kazatomprom, in relation to the long-term sale and purchase of uranium (the “Kazatomprom Agreement”). Pursuant to the terms of the Kazatomprom Agreement, Yellow Cake has the right to acquire up to US$100 million of U3O8 from Kazatomprom in each of the nine calendar years following July 5, 2018.

URC Storage Arrangement

On February 1, 2019, the Company entered into a transfer and storage account agreement with Cameco, with provisions substantially the same as those described above. The agreement provides for the storage of U3O8 at Cameco’s Port Hope / Blind River facilities, located in Ontario, Canada, which will permit the Company to store U3O8 received as royalty in-kind from operators and U3O8 acquired from Yellow Cake’s inventory, open market purchases, book transfers and other physical uranium acquired through counterparties at the Port Hope / Blind River facilities.

As of April 30, 2026, we held 593,255 pounds of U3O8 held in the Company’s account at Cameco’s Port Hope / Blind River facilities. Subsequent to April 30, 2026, the Company sold 593,255 pounds U3O8 at a weighted average price of $85.91 per pound for cash consideration of $51.0 million.

The Yellow Cake Agreement

The Yellow Cake Agreement provides for a long-term strategic relationship between URC and Yellow Cake, including, among other things:

•
Option to Purchase U3O8: Yellow Cake granted URC an option to acquire between US$2.5 million and US$10 million of U3O8 per year between January 1, 2019, and January 1, 2028, up to a maximum aggregate amount of US$21.25 million worth of U3O8. If URC exercises this option, Yellow Cake will, in turn, exercise its rights under the Kazatomprom Agreement to acquire the relevant quantity of U3O8 from Kazatomprom and sell such quantity of U3O8 to the Company at the same price at which Yellow Cake acquires the U3O8 pursuant to the Kazatomprom Agreement. To date, the Company has exercised its option to acquire 348,068 pounds of U3O8 from Yellow Cake at a price of US$28.73 per pound for an aggregate of approximately US$10.0 million.

In the event that URC elects to acquire U3O8 pursuant to its option under the Yellow Cake Agreement, the Yellow Cake Agreement provides that URC and Yellow Cake will agree, acting in good faith, on the conversion facility to which the underlying U3O8 will be delivered under the Kazatomprom Agreement, provided that Yellow Cake will not be required to use a conversion facility where it does not already have a storage agreement in place. Any U3O8 acquired by URC from Yellow Cake under the Yellow Cake Agreement will be delivered to URC by book transfer at the agreed conversion facility.

•
Future Royalty and Streaming Opportunities: Yellow Cake has agreed to inform URC of any opportunities for royalties, streams or similar interests identified by Yellow Cake with respect to uranium and URC has an irrevocable option to elect to acquire up to 50% of any such opportunity alongside Yellow Cake, in which case the parties shall work together in good faith to pursue any such opportunities jointly.
•
Physical Uranium Opportunities: The Company has agreed to inform Yellow Cake of potential opportunities that it identifies in relation to the purchase and taking delivery of physical U3O8 by the Company. If such opportunities are identified, the parties will work together in good faith to negotiate, finalize and agree upon the terms of a strategic framework that is mutually agreeable from a commercial standpoint for both parties (including as to form and consideration) and a potential participation by Yellow Cake with URC in such opportunities.

Furthermore, URC and Yellow Cake have agreed to, so far as it is commercially reasonable to do so, cooperate to identify potential opportunities to work together on other uranium-related joint participation endeavors.

In November 2021, we entered into agreements with CGN Global Uranium Ltd (“CGN”), pursuant to which we agreed to purchase an aggregate of 500,000 pounds of U3O8 at a weighted average price of $47.71 per pound, of which 300,000 pounds, 100,000 pounds, and 100,000 pounds were delivered in October 2023, July 2024, and January 2026, respectively.

On March 14, 2026, Orano Canada Inc. (“Orano”) settled the royalty payment related to the production from the McArthur River mine for calendar year 2025 by delivering 13,618 pounds of U3O8 to the Company’s storage account at Blind River in Canada.

Sweetwater

We operate a Wyoming-focused royalty and landholding business headquartered in Lakewood, Colorado. We are a significant land and mineral rights holder, maintaining a substantial footprint across the mining-friendly jurisdictions of Wyoming and Utah. We are one of the largest landowners in the State of Wyoming, encompassing approximately 850,000 fee surface acres. This acreage includes approximately 200,000 acres situated within the Known Sodium Leasing Area (“KSLA”) and an additional 650,000 fee surface acres. Additionally, our portfolio includes approximately 4.5 million acres of mineral rights across its regional operations.

Fig. Fee Surface Acres and Mineral Rights Acres owned by the Sweetwater Entities

A substantial share of our value is driven by our position in the Green River Basin, which contains the largest known trona deposits on Earth, a mineral used to produce soda ash. The State of Wyoming accounts for more than 90% of the global trona resource. (Source: U.S. Geological Survey, Mineral Commodities Summaries, February 2026: Soda Ash - https://pubs.usgs.gov/periodicals/mcs2026/mcs2026-soda-ash.pdf).

In the Green River Basin, five operating mines currently produce approximately 12 million tons of soda ash annually, supplying domestic and international markets. Operators in the Green River Basin are widely recognized as being among the lowest-cost soda ash producers globally, benefiting from the scale and quality of the trona resource and established infrastructure (Source: MacGregor, JohnRyan. 2026. “Soda Ash.” Mineral Commodity Summaries. Reston, VA: U.S. Geological Survey. February. https://pubs.usgs.gov/periodicals/mcs2026/mcs2026-soda-ash.pdf). In addition to existing producing operations, two Greenfield soda ash projects are under development by Şişecam and WE Soda. Furthermore, management has currently identified two additional significant expansions situated on the unleased lands that may be prioritized for future leasing expansions.

Mineral ownership within the KSLA in the Green River Basin is checkerboarded between our leasehold ownership and governmental entities, and the Sweetwater Entities have received a royalty on half of the soda ash production and sales from the basin.

We hold royalty and related payment interests under a portfolio of sodium lease agreements associated with five operating and two advanced Greenfield natural soda ash projects in the Green River Basin. Our revenues are derived primarily from payments made by lessees or operators under those agreements, including royalty-based and other lease-based payments.

In addition to our soda ash royalty interests, the Sweetwater Entities generate, and may seek to generate, ancillary revenue from surface uses, renewable energy development, grazing, easements and other land-based opportunities.

The Sweetwater Entities receive a significant amount of their revenues from royalties on soda ash production and sales derived from trona minerals mined from their landholdings from soda ash operations in the Green River Basin. The Green River Basin is estimated to hold approximately 90% of the world’s known trona minerals (Source: MacGregor, JohnRyan. 2026. “Soda Ash.” Mineral Commodity Summaries. Reston, VA: U.S. Geological Survey. February. https://pubs.usgs.gov/periodicals/mcs2026/mcs2026-soda-ash.pdf).

Project West Solution Mine and Soda Ash Plant (“Project West”) is a new Greenfield soda ash production project under development by West Soda LLC, a subsidiary of WE Soda US LLC. On December 12, 2025, West Soda LLC filed an amendment request with the Wyoming Department of Environmental Quality to push the previously proposed construction start date from before December 2025 to on or before July 2027. This request was officially approved on March 5, 2026. (Source: Wyoming Department of Environmental Quality: Public Notice of Amendment Approval for the Project West Solution Mine and Soda Ash Plant 23-02 - content.govdelivery.com/accounts/WYDEQ/bulletins/40d1407).

The Dry Creek Trona Project is a new Greenfield soda ash production project under development by Pacific Soda, LLC, a subsidiary of Şişecam. On July 16, 2025, Pacific Soda, LLC filed an amendment request with the Wyoming Department of Environmental Quality to push the previously proposed construction start date from the third quarter of 2025 to on or before December 31, 2026. This request was officially approved on August 22, 2025. (Source: Wyoming Department of Environmental Quality: Public Notice Review of Request to Amend WDEQ Industrial Siting Permit for the Dry Creek Trona Project - content.govdelivery.com/accounts/WYDEQ/bulletins/3ef20de)

Soda Ash and Trona

Soda ash (chemically known as sodium carbonate, or Na₂CO₃) is one of the most widely consumed inorganic industrial materials in the world and is commonly produced and sold as an odorless white powder that is soluble in water. Soda ash is a chemical refined from mineral trona, through a series of mechanical and chemical steps, including thermal treatment to remove entrained gases, dissolution in water, filtration to remove impurities, evaporation, crystallization and drying, or from sodium carbonate-bearing brines (both referred to as natural soda ash). These processes yield finished products suitable for shipment to end users or further downstream processing. (Source: Wyoming Energy Authority: Trona Portfolio Overview - wyoenergy.org/portfolio/trona/)

Soda ash is utilized in various industrial applications and is a key input in the manufacture of, among other things, glass, chemicals and other industrial products. Approximately 50% of soda ash consumption is attributable to the glass manufacturing industry, including container glass, flat glass, and fiberglass applications. The chemical sector represents an additional significant portion of demand, utilizing soda ash in the production of various sodium-based compounds. Other applications include water treatment, detergents and soaps, paper production, textiles, agriculture, pharmaceuticals, and personal care products. Sodium bicarbonate produced from soda ash is also used in food production, including baked goods, household cleaning products, and medicinal formulations. (Source: Wyoming Energy Authority: Trona Portfolio Overview - wyoenergy.org/portfolio/trona/)

In this section, unless otherwise stated, data regarding soda ash markets, including supply and demand metrics and projections, is based upon data from the 2025, Opis – Chemical Markets Analytics (Source: International Energy Agency 2025, WE Soda disclosure sourcing Chemical Market Analytics by OPIS).

Markets and End Uses

Total global demand for soda ash grew approximately 13.9 million tons from 2020 to 2025 and is forecast to grow 11.7 million tons from 2025 to 2030. Demand growth is generally expected to be driven by demand in glass manufacturing, solar energy and lithium carbonate production. This ties to overall infrastructure expansion in the United States and globally. According to the U.S. Geological Survey (“USGS”), 80% of global soda ash production is concentrated in China, the United States, and Türkiye. Within the U.S., roughly 90% of production originates in the Green River Basin, which holds the world’s largest trona deposit. (Source: U.S. Geological Survey, Mineral Commodities Summaries, February 2026: Soda Ash - https://pubs.usgs.gov/periodicals/mcs2026/mcs2026-soda-ash.pdf )

The long-term outlook for the soda ash market is currently considered positive. Global soda ash demand is projected to grow at approximately 2% to 3% per year, driven primarily by expanding glass production and increasing demand for solar photovoltaic glass (Source: International Energy Agency, 2025). Industry forecasts suggest that the global soda ash market could reach 75 million tons by 2030. The United States is currently expected to remain a major global supplier because of the cost advantage associated with natural trona deposits in the Green River Basin and the large scale of existing mining operations. However, expanding solution-mined soda ash production in Turkey and potential capacity additions in China may influence future market dynamics and pricing trends. Despite these developments, the relatively low cost of natural soda ash production in the United States is currently expected to support continued competitiveness in global markets.

Demand for soda ash is driven primarily by the glass manufacturing sector, which accounts for approximately 50% of total soda ash consumption. Soda ash serves as a flux in glass production, lowering the melting temperature of silica and improving manufacturing efficiency. Other significant end uses include chemical production (approximately 20–25%), detergents and soaps, metallurgy, pulp and paper processing, and water treatment. Demand growth in recent years has been supported by increased global construction activity, expanding container glass production, and rapid growth in flat glass demand associated with solar photovoltaic panels and energy-efficient buildings.

The following chart sets forth global soda ash demand by end use in 2024:

The following charts set forth global soda ash demand by region in 2024 and projected global soda ash demand by region in 2030 (Source: International Energy Agency 2025, WE Soda disclosure sourcing Chemical Market Analytics by OPIS):

Global Soda Ash Demand by Region (2024, %)

52%
14%
10%
8%
7%
5%
4%
China
Asia (Excl. China)
Europe
North America
Middle East
CIS & Baltic States
South America

Global Soda Ash Demand by Region (2030, %)

48%
17%
10%
8%
8%
5%
4%
China
Asia (Excl. China)
Europe
North America
Middle East
South America
CIS & Baltic States

Caustic soda can be substituted for soda ash in certain uses, particularly in the pulp and paper, water treatment, and certain chemical sectors. Soda ash, soda liquors, or trona can be used as feedstock to manufacture chemical caustic soda, which is an alternative to electrolytic caustic soda.

Domestic soda ash consumption in the United States is estimated at approximately 4-5 million tons per year, with the glass industry accounting for the largest share of demand. Because domestic production significantly exceeds domestic consumption, the United States exports a substantial share of its soda ash. Approximately 55% to 60%of U.S. soda ash production is exported, primarily to markets in Asia, Latin America, and the Middle East. (Source: “Advance Data Release of the 2024 Annual Tables – Soda Ash Statistics,” prepared by the U.S. Geological Survey, Washington, D.C., available online at https://www.usgs.gov/centers/national-minerals-information-center/soda-ash-statistics-andinformation). United States producers generally benefit from a competitive transportation infrastructure that connects Wyoming mining operations to export terminals on the West Coast and Gulf Coast via rail networks. This infrastructure enables United States producers to supply international markets competitively despite the inland location of production facilities.

Soda ash prices vary depending on product grade, contract structure, and delivery location. Historically, soda ash prices have shown moderate cyclicality but have generally remained stable compared with many other industrial commodities, largely because of a broad, diversified demand base.

According to data published by the United States Geological Survey, the average realized selling price for U.S. soda ash has been approximately $140 per ton on a free-on-board (“FOB”) mine basis in 2025. Prices increased significantly during 2022 and 2023 because of strong demand growth, supply chain disruptions, and elevated energy costs affecting synthetic soda ash production in Europe and China. Prices moderated somewhat from 2024 to 2025 as production increased and demand growth stabilized. The following table shows pricing trends for U.S. soda ash and is based on data compiled by the United States Geological Survey:

Competition

The Company competes with other royalty and streaming companies to identify suitable opportunities for the acquisition of royalty, streaming and other interests on uranium projects. The mining industry in general, and the royalty and streaming sectors in particular, are extremely competitive. The Company competes with other royalty and streaming companies, mine operators, and financial buyers in efforts to acquire royalty, streaming and similar interests. The Company also competes with the lenders, investors, and other royalty and streaming companies providing financing to operators of mineral properties in our efforts to create new interests. The Company also competes with other purchasers of physical uranium.

In addition, the uranium industry is small compared to other commodity industries and, in particular, other energy commodity industries. Uranium demand is international in scope, but supply is characterized by a relatively small number of companies operating in only a few countries.

The Company’s competitors may be larger than it is and may have greater resources and access to capital than it has. Key competitive factors in the royalty and stream acquisition and financing business include the ability to identify and evaluate potential opportunities, transaction structures and access to capital.

The ability of the Company to complete additional acquisitions of royalties, streams and other interests on uranium projects will depend on its ability to identify and enter into agreements for such acquisitions. See “Risk Factors – Acquisition Strategy”.

In the Sweetwater business, the Company has few direct peers and does not compete in any meaningful way with traditional royalty companies for the acquisition of additional soda ash royalties in that the Sweetwater Entities own and lease their own fee and mineral interests and generally do not seek to acquire third-party royalty interests as part of a broader royalty aggregation strategy. The competitiveness, operating performance and financial condition of third-party operators conducting trona mining and natural soda ash production on lands and mineral interests owned by the Sweetwater Entities directly affects the Company’s Sweetwater business, results of operations and financial condition.

Human Capital Resources

Employees

As of July 28, 2026, the Company had fourteen employees. The Company relies upon and engages consultants on a contract basis to provide services, management and personnel who assist the Company to carry on our administrative, shareholder communication and acquisition activities in Canada and in the other jurisdictions.

Human Capital Management Strategy

The continued growth and success of our business depends on our people, and our people are one of our most important resources. Management is responsible for ensuring that our policies and practices support our desired corporate culture and employee development. Our human capital management strategy is built on attracting the best talent and developing and retaining talent.

Human Rights

We are committed to respecting human rights in the jurisdictions where we operate and affirm our commitment to comply with all applicable laws concerning human rights through our Sustainability Policy.

Compensation and Benefits

As part of our efforts to hire and retain highly qualified employees, we have structured compensation and benefit programs that, we believe, are extremely competitive and reward outstanding performance. Certain employees also receive restricted-unit and performance-unit awards to encourage retention and align compensation with company performance.

Development

We support the continued professional development of our employees by encouraging participation in education and professional development programs.

Government Regulation – Uranium

The production, handling, storage, conversion, upgrading and use of uranium are subject to extensive governmental controls and regulations.

Operators of the mines and projects that are subject to our interests must comply with numerous environmental, mine safety, land use, waste disposal, remediation and public health laws and regulations promulgated by federal, state, provincial and local governments in Canada, the United States, Namibia and Spain where the Company holds interests. Although the Company, as a royalty owner, is not responsible for ensuring compliance with these laws and regulations, failure by the operators to comply with applicable laws, regulations and permits can result in injunctive action, orders to suspend or cease operations, damages, and civil and criminal penalties on the operators, which could have a material adverse effect on our results of operations and financial condition.

Physical uranium holdings are subject to applicable laws, regulations and guidelines in the applicable jurisdictions. The Company is unable to predict what additional legislation or amendments may be proposed that might affect the uranium industry or when any proposals, if enacted, might become effective. The following is an outline of certain regulations and other governmental controls which apply to storage and shipment of uranium. As set forth above, the operations of projects underlying the Company’s royalties are subject to additional regulation respecting uranium mining.

International Treaty on the Non-Proliferation of Nuclear Weapons

The Treaty on the Non-Proliferation of Nuclear Weapons (the “NPT”) is an international treaty that was established in 1970. It has three principal objectives: (i) to prevent the spread of nuclear weapons and weapons technology; (ii) to foster the peaceful uses of nuclear energy; and (iii) to further the goal of achieving general and complete nuclear disarmament. The NPT establishes a safeguards system under the responsibility of the International Atomic Energy Agency (the “IAEA”). Almost all countries are signatories to the NPT, including Canada and the United States. The NPT provides that each party thereto will undertake not to provide fissionable material, or equipment designed for the processing of fissionable material, to other states unless the fissionable material will be subject to the safeguards of the NPT as enforced by the IAEA.

Uranium Regulation in Canada

The federal government of Canada has recognized that the uranium industry has special importance in relation to the national interest and therefore regulates the industry through regulations and policy announcements. Federal legislation applies to any work or undertaking in Canada for the development, production or use of nuclear energy or for the mining, production, refinement, conversion, enrichment, processing, reprocessing, possession or use of a nuclear substance. Federal policy requires that any property or plant used for any of these purposes must be legally and beneficially owned by a company incorporated in Canada.

The Nuclear Safety and Control Act (the “NSCA”) is the primary federal legislation governing the control of mining, extraction, processing, use and export. The legislation grants the Canadian Nuclear Safety Commission (the “CNSC”) licensing authority for all nuclear activities in Canada, including the issuance of new licenses and the amendment and renewal of existing licenses. A person may only possess or dispose of nuclear substances and construct, operate and decommission their nuclear facilities in accordance with the terms of a CNSC license. Licensees must satisfy the specific conditions of the license in order to maintain the right to operate their nuclear facilities.

Regulations made under the NSCA include those dealing with the specific license requirements of facilities, radiation protection, physical security for all nuclear facilities and the transport of radioactive materials. The CNSC has also issued regulatory documents to assist licensees in complying with regulatory requirements, such as decommissioning, emergency planning, and optimizing radiation protection measures.

The Company’s physical uranium is stored at facilities that are governed primarily by licenses granted by the CNSC. Failure to comply with license conditions or applicable statutes and regulations may result in orders being issued which may cause operations to cease or be curtailed or may require installation of additional equipment, other remedial action or the incurring of additional capital or other expenditures to remain compliant. In the event that the Company determines to export future uranium acquired and held at facilities in Canada, if any, the Company must secure export licenses and export permits from the CNSC and Global Affairs Canada in order to export such uranium. These arrangements are governed by the bilateral and multilateral agreements that are in place between governments.

Uranium Regulation in the United States

In the United States, the uranium industry is primarily regulated by the United States Nuclear Regulatory Commission (the “NRC”). The Atomic Energy Act of 1954 (the “Atomic Energy Act”) is the principal legislation in the United States governing civilian and military uses of nuclear materials. The Atomic Energy Act requires that civilian uses of nuclear materials and facilities be licensed, and it empowers the NRC to establish by rule or order, and to enforce, such standards to govern these uses as it may deem necessary or desirable in order to protect health and safety and minimize danger to life and property.

The NRC regulates, among other things, the export of uranium from the United States and the transport of nuclear materials within the United States. It does not review or approve specific sales contracts. In addition, the NRC grants export licenses to ship uranium outside the United States. Pursuant to applicable regulations, any licensee that transfers, receives or adjusts its inventory of uranium source material or who exports or imports uranium source material, must complete a requisite transaction report in accordance with the NRC’s instructions. This report is the primary mechanism for tracking physical uranium movements in the United States or any other origin uranium to foreign and domestic buyers.

Pursuant to Section 274 of the Atomic Energy Act, the NRC is authorized to enter into agreements with individual states to discontinue certain of its regulatory authority over source material, byproduct material, and small quantities of special nuclear material, and to transfer such authority to the state (each, an “Agreement State”). In Agreement States, the applicable state regulatory agency, rather than the NRC, is generally responsible for licensing and regulating activities involving source material, including the possession and processing of uranium ore and mill tailings, within that state, subject to the NRC’s oversight and periodic review of the adequacy of each Agreement State’s program. Certain properties underlying the Company’s royalty and other interests are located in Agreement States, including Wyoming, Utah, Colorado, Arizona and New Mexico, and operators of such properties are subject to licensing and regulation by the applicable state agency rather than the NRC with respect to source material activities conducted thereunder.

In addition to federal oversight of the uranium industry, conventional uranium extraction is also subject to regulation of the applicable state divisions responsible for mining and protecting the environment and local county and municipal government agencies. For ISR mining activities, the State of Wyoming became an NRC Agreement State effective as of September 30, 2018, and the Wyoming Department of Environmental Quality (“WDEQ”) - Land Quality Division assumed all management and oversight functions from the NRC. Before ISR uranium mining is allowed to proceed in Wyoming, certain permits and licenses must be granted by WDEQ, which are subject to financial assurance plans to address decommissioning, reclamation, restoration and other costs.

Uranium Regulation in Namibia

Mining is regulated under the Minerals (Prospecting and Mining) Act 1992, as well as the Atomic Energy Act 2005 and Environmental Management Act 2007. The Atomic Energy Board was established along with the National Radiation Protection Authority. Under the Minerals (Prospecting and Mining) Act 1992 the Minister must ensure that a 15% interest in any mineral licence must be held by Namibians.

Finland’s Radiation & Nuclear Safety Authority (STUK) worked with Namibian authorities to help develop uranium mining policies and a safeguards and non-proliferation regime, under a program funded by the Finnish Foreign Ministry. As of early 2011 this did not include any development of a regulatory regime for nuclear power.

Namibia is party to the Nuclear Non-Proliferation Treaty (“NPT”) and has had a comprehensive safeguards agreement in force since 1998 and in 2000 signed the Additional Protocol.

Namibia has also ratified the 1996 African Nuclear Weapon Free Zone Treaty, also known as the Pelindaba Treaty, which came into force in 2009 and precludes export of uranium to India

Uranium Regulation in Spain

In 1980 the Consejo de Seguridad Nuclear (Nuclear Safety Council, “CSN”) was set up to take over both nuclear safety and radiological protection matters. The CSN was overhauled in 2007, following an incident in 2004 at Vandellos 2, and the scope for penalties increased.

In 2009 Endesa was fined €15.4 million over a radioactive release incident during a refueling operation at Asco 1 in 2007. There were six charges of breaching safety rules. The incident was rated 2 on the International Nuclear and Radiological Event Scale.

Licensing is under a 1964 law (amended) and 1999 regulations by the Economic Ministry, advised by CSN and Ministry of Environment.

Civil liability for nuclear damage is covered under international conventions to which Spain is a party – the IAEA Vienna Convention and the OECD Paris and Brussels Conventions. Operators need to cover €150 million.

Spain is a party to the NPT as a non-nuclear weapons state. Its safeguards agreement under the NPT came into force in 1967 and in 1985 it came under the Euratom safeguards arrangement. In 1998 it signed the Additional Protocol in relation to its safeguards agreements with both the IAEA and Euratom.

Government Regulation – Trona and Soda Ash

The Sweetwater Entities own surface and mineral estates in Wyoming, Utah and Colorado. Operations are conducted by third-party lessees of land and minerals, and these lessees are subject to federal, state and local laws and regulations governing mineral extraction, waste disposal, environmental protection, land and water use, permitting, taxation and mine safety. The following provides a brief description of the main laws and regulations applicable to the businesses of the operators on properties underlying our royalty interests.

Trona mining and processing operations in Wyoming are subject to a comprehensive suite of federal and state environmental laws and regulations. These frameworks govern every phase of the project lifecycle, from exploration and construction to active operations and eventual reclamation.

At the federal level, the National Environmental Policy Act (“NEPA”) serves as the primary procedural framework for any project involving federal surface or mineral estates, requiring rigorous assessments of the environmental impact of the project. Industrial air emissions are strictly regulated under the Clean Air Act (“CAA”), while the Clean Water Act (“CWA”) oversees impacts to “Waters of the United States” through Section 404 permitting and effluent standards, among other things. Subsurface activities and potable water provision fall under the Safe Drinking Water Act (“SDWA”), specifically regarding Underground Injection Control (“UIC”) for solution mining and wastewater disposal. Management of hazardous waste and liability associated with contamination are governed through the Resource Conservation and Recovery Act (“RCRA”) and Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), respectively. Finally, wildlife protection mandates under the Endangered Species Act (“ESA”) and the Migratory Bird Treaty Act (“MBTA”) ensure that industrial footprints do not irreparably harm protected species or their habitats.

At the state level, primary regulatory authority is vested in the Wyoming Department of Environmental Quality (“WDEQ”), which oversees a multi-disciplinary permitting process. The Land Quality Division manages comprehensive mining and reclamation permits to ensure that land is returned to productive use following extraction, while the Air Quality Division enforces state-specific standards and regulations through Title V and New Source Review permitting. Water management is governed by the Wyoming Pollutant Discharge Elimination System (“WPDES”), which regulates both surface discharges and stormwater runoff from disturbed areas. Furthermore, major industrial developments are subject to the jurisdiction of the Wyoming Industrial Siting Division (“ISD”); this process requires developers to evaluate and mitigate the socioeconomic pressures that large-scale projects place on local infrastructure, housing, and public services.

We believe that existing operations, including those associated with the Sweetwater Operations, currently maintain the necessary regulatory authorizations to continue active production. These include valid WDEQ Land Quality mining permits, Title V air permits, and UIC authorizations. For “Greenfield” projects or expansions involving surface disturbance on lands managed by the Bureau of Land Management (“BLM”), the NEPA process is a prerequisite; these projects are currently in various stages of the permitting pipeline.

The Mine Safety and Health Administration (“MSHA”) is the primary regulatory organization governing safety matters associated with mining. The operations of third-party lessees are subject to oversight and enforcement by the MSHA under the Federal Mine Safety and Health Act of 1977.

The operations are classified as non-transient, non-community public water suppliers under the SDWA. The mine operators maintain sophisticated treatment and distribution systems to provide water for employee consumption and sanitation. Compliance requires oversight by a state-certified operator and rigorous, regular reporting of water quality results to employees and state agencies. To minimize environmental impact, most operations utilize a closed-loop (zero-discharge) system. By recycling process water or reinjecting it into underground mine workings, the projects largely avoid the need for individual WPDES permits, instead operating under general stormwater authorizations.

While the operations strive for full regulatory adherence, certain facilities have encountered historical compliance challenges related to air quality benchmarks and specific discharge requirements. Future development and permitting activities may trigger comprehensive NEPA reviews. Such reviews could mandate extensive supplemental studies regarding cultural resource preservation, protection of endangered species (such as the Greater Sage-Grouse), and broader socioeconomic impacts on community stakeholders, and could face potential opposition and delay from environmental or community groups.

Although the Sweetwater Entities, as a land and mineral owner, are generally not responsible for compliance with EHS laws applicable to activities conducted by its third-party lessees of land and minerals, failure by such lessees to comply with applicable laws, regulations or permits, including relating to EHS matters as well as spills, releases or other environmental incidents, could result in regulatory actions, civil and criminal penalties, increased costs, operational delays or orders to suspend or cease operations against a lessee, as well as reputational damage, which could adversely affect production and, in turn, royalty revenues and financial results. In addition, under certain EHS laws, we could incur liability as an owner for contamination at our sites, including as a result of third-party operations.

Description of Certain Indebtedness

Senior Secured Notes

On October 19, 2020, Sweetwater Royalties LLC issued US$688,778,929 aggregate principal amount of its 5.32% Senior Secured Notes due September 30, 2040 (the “Royalty Notes”) pursuant to a Note Purchase Agreement, dated as of August 19, 2020, by and among Sweetwater Royalties LLC and the purchasers listed therein (as amended, the “Royalty Notes Purchase Agreement”).

The Royalty Notes are senior secured obligations of Sweetwater Royalties LLC, mature on September 30, 2040 and accrue interest at a rate of 5.32% per annum. Principal and interest payments are due semi-annually on March 31 and September 30 of each year. The principal amount of the Royalty Notes amortize in amounts that vary and escalate over the term of the Royalty Notes based on a schedule in the Royalty Notes Purchase Agreement. Required amortization is subject to adjustment in the case of partial prepayment of the Royalty Notes.

The Royalty Notes allow optional prepayment subject to a make-whole premium. The holders of the Royalty Notes have the right to prepayment, if accepted, upon the occurrence of certain events, including certain specified change of control events, at an amount equal to 100% of the unpaid principal amount of the Royalty Notes plus a make-whole premium.

The terms of the Royalty Notes Purchase Agreement require Sweetwater Royalties LLC to satisfy various affirmative and negative covenants and to meet certain financial ratios and tests. These covenants limit, among other things, Sweetwater Royalties LLC’s ability to incur further indebtedness, create certain liens on assets or engage in certain types of transactions. These covenants also limit Sweetwater Royalties LLC’s ability to dispose of assets, or amend the terms of its royalty interest contracts. Sweetwater Royalties LLC is currently in compliance with each of these affirmative and negative covenants.

Under the terms of the Royalty Notes Purchase Agreement, Sweetwater Royalties LLC is not permitted to make distributions, other than certain permitted tax distributions, unless (1) there is no default or event of default under the Royalty Notes Purchase Agreement at the time of payment of such distribution, (2) all current and accrued payments of principal and interest on the Royalty Notes that are due and payable have been paid in full, (3) the Debt Service Reserve Account (as defined in the Royalty Notes Purchase Agreement) is funded in accordance with the Royalty Notes Purchase Agreement and (4) the Historical Debt Service Coverage Ratio and Projected Debt Service Coverage Ratio (each as defined in the Royalty Notes Purchase Agreement) are each no less than 1.25:1.00.

Credit Facility

On July 27, 2026, we entered into a credit agreement (the “Credit Agreement”) as borrower with certain of our subsidiaries party thereto as guarantors, certain financial institutions party thereto as lenders (collectively, the “Lenders”), and Bank of Montreal, in its capacities as administrative agent and collateral agent for such Lenders (in such capacities, the “Agent”), to provide for a senior secured revolving credit facility (the “Facility”) for up to $50.0 million. The Facility also includes an uncommitted accordion feature allowing for incremental revolving commitments of up to an additional $25.0 million (the “Accordion Facility”), subject to Lender approval and the satisfaction of certain conditions.

The Facility is available for general corporate purposes, including permitted acquisitions and permitted investments. Up to $40.0 million from the Facility was made available as a single draw on July 27, 2026, to fund, in part, the Sweetwater Acquisition and related expenses. Amounts drawn to partially fund the Sweetwater Acquisition and related expenses are required to be repaid, and the Facility is required to be zero balanced, on or before January 31, 2027 (the actual date of such repayment, the “Bridge Repayment Date”). Prior to the Bridge Repayment Date, we are required to make mandatory prepayments equal to 100% of the net proceeds realized from any public offering, including any private placement of equity interests. Following the Bridge Repayment Date, and prior to maturity, we may request incremental revolving commitments of up to an additional $25.0 million, subject to Lender approval and the satisfaction of specified conditions. The Facility matures on July 31, 2029.

Borrowings under the Facility may be made as term SOFR advances or U.S. base rate advances and bear interest at the applicable base rate plus an applicable margin and, in the case of term SOFR advances, a term SOFR adjustment of 0.10% per annum. Prior to the Bridge Repayment Date, the applicable margin is 3.75% for term SOFR advances and 2.75% for U.S. base rate advances. Following the Bridge Repayment Date, and prior to any subsequent borrowing that results in Facility utilization exceeding $25.0 million, the applicable margin is 3.00% for term SOFR advances and 2.00% for U.S. base rate advances. At all other times, and otherwise at our irrevocable election, the applicable margin is 2.25% for Term SOFR advances and 1.25% for U.S. base rate advances.

We are required to pay a quarterly standby fee on the daily undrawn portion of the Facility equal to the lesser of 0.675% per annum and 22.5% of the applicable margin for term SOFR advances, calculated daily beginning on the Closing Date.

The obligations under the Facility are guaranteed by all current and future wholly owned, direct or indirect subsidiaries of the Company that are material subsidiaries under the Credit Agreement, including any direct or indirect subsidiary that exceeds specified asset or revenue thresholds, is party to a material agreement or holds equity interests in another material subsidiary (collectively, the “Guarantors”). The obligations under the Facility are secured by a first-ranking security interest in substantially all present and future real and personal property of the Company and Guarantors, including certain material agreements, equity pledges and cash accounts.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default, including financial covenants requiring us to maintain minimum liquidity of $10.0 million at all times following the Bridge Repayment Date, tested quarterly, and minimum tangible net worth of $1.0 billion at all times, tested quarterly. Following the Bridge Repayment Date, if Facility utilization exceeds $25.0 million, or otherwise at our election, we are also required to maintain a minimum debt service coverage ratio of 1.15:1.00 and a minimum interest coverage ratio of 2.00:1.00. The events of default include, among others, (i) nonpayment of principal, interest, fees or other amounts when due; (ii) inaccuracy of representations and warranties; (iii) covenant defaults; (iv) defaults under other credit documentation; (v) bankruptcy or insolvency events; (vi) cross-defaults with respect to indebtedness in excess of $5.0 million; (vii) invalidity of any guarantee or security document; and (viii) a change of control.

As of July 28, 2026, we had $40.0 million of outstanding borrowings under the Facility. We were in compliance with all covenants as of July 28, 2026.

Foreign Operations

We currently hold royalties in mines and projects in Canada, the United States, Namibia and Spain. Additionally, we may, in the future, acquire interests in other projects, or purchase uranium from mines located outside of Canada and the United States. Changes in legislation, regulations or governments in such countries are beyond our control and could adversely affect our business. The effect of these factors cannot be predicted with any accuracy by us or our management. See “Risk Factors – Risks related to foreign jurisdictions and emerging markets” for further information.

Reports to Security Holders

We are subject to the informational requirements of the Exchange Act. Accordingly, we file annual reports, quarterly reports and proxy statements electronically with the SEC. The SEC maintains an internet site, at www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of such documents are also available on our website at www.uraniumroyalty.com.

Item 1A. Risk Factors

Risks Related to the Sweetwater Acquisition

We may be unable to successfully integrate the Sweetwater Assets into our business in the expected time frame or at all.

The Sweetwater Acquisition significantly expands our business beyond our historical uranium-focused royalty strategy by adding a soda ash royalty and landholding business with substantial mineral and surface interests, royalty-bearing lease arrangements, related indebtedness, and personnel, systems, processes and relationships that differ from our existing business. Integrating Sweetwater into our business is complex, costly and time consuming, and we expect to devote significant management time and resources to integrating the Sweetwater Assets, the Sweetwater Entities and their operations, reporting processes, internal controls and administrative functions into our existing platform. Challenges involved in this integration include, among others: (i) integrating a soda ash royalty and landholding business into our existing uranium royalty, physical uranium and related investment business; (ii) retaining and integrating personnel with knowledge of the Sweetwater Assets, the Sweetwater Entities, the applicable royalty-bearing lease arrangements, landholdings, surface rights, operator relationships and related business processes; (iii) harmonizing operating practices, accounting and financial reporting processes, internal controls, disclosure controls, compliance policies and other procedures across businesses that historically operated independently; (iv) maintaining relationships with operators, lessees, counterparties, lenders, regulators, advisors and other third parties whose cooperation or performance may affect the value of the Sweetwater Assets and the revenues derived from them; (v) addressing differences in business backgrounds, commodity exposure, corporate cultures, management philosophies, reporting systems and risk profiles between our historical business and the Sweetwater business; (vi) integrating administrative, information technology, cybersecurity, finance, tax, legal and compliance functions, including processes necessary for our public company reporting obligations; and (vii) coordinating personnel and operations across geographically dispersed locations and across businesses exposed to different commodity markets, regulatory frameworks and counterparties.

There can be no assurance that we will be able to successfully integrate Sweetwater into our business within the anticipated time frame, or at all, or that the anticipated benefits of the Sweetwater Acquisition will be realized fully, or at all, or may take longer to realize than expected. The integration process could result in the diversion of management’s attention, disruption of our ongoing business, inconsistencies in standards, controls, policies and procedures, unexpected integration issues, higher than expected integration costs, loss of key personnel or business relationships, or other adverse effects on our business.

If employees or consultants with knowledge of the Sweetwater Assets or the Sweetwater Entities terminate their employment or engagement, we may have to incur significant costs in identifying, hiring, training and retaining replacements and may lose significant expertise and institutional knowledge. In addition, if we are unable to retain personnel who are critical to the successful integration and future operation of the Sweetwater business, we could face disruptions in our business, delays in integration, reduced effectiveness in managing the Sweetwater Assets and difficulty maintaining relationships with operators, lessees, lenders, regulators and other counterparties. Any of these factors could adversely affect our business, results of operations, cash flows and financial condition.

We have incurred, and expect to continue to incur, substantial costs as a result of the Sweetwater Acquisition.

We have incurred a substantial amount of non-recurring costs associated with negotiating, structuring and completing the Sweetwater Acquisition, and we expect to continue to incur integration and other costs in connection with the acquisition and the integration of the Sweetwater Assets into our business. These costs may include legal, accounting, advisory, financing, tax, audit, valuation, compliance, information technology, employee-related, administrative, reporting and other expenses, as well as costs associated with integrating processes, policies, procedures, operations, technologies, systems, internal controls and disclosure controls.

The elimination of duplicative costs, strategic benefits, additional revenues, cash flows or other efficiencies expected from the Sweetwater Acquisition may not offset transaction and integration costs in the near term or at all. While we have assumed that certain expenses would be incurred in connection with the Sweetwater Acquisition and the related transactions, many factors beyond our control could affect the total amount or timing of such expenses, including the complexity of integrating the Sweetwater Assets, requirements imposed by lenders or other counterparties, public company reporting requirements, changes in commodity markets, operator performance, regulatory developments and unanticipated operational or compliance matters. If the costs associated with the Sweetwater Acquisition exceed our expectations, our business, results of operations, cash flows and financial condition could be adversely affected.

We may be unable to realize the anticipated benefits of the Sweetwater Acquisition.

Our ability to realize the anticipated benefits of the Sweetwater Acquisition in the time frame anticipated, or at all, is subject to a number of assumptions that may not prove to be accurate and to other factors, many of which are beyond our control. These anticipated benefits may include increased scale, diversification of our royalty portfolio, exposure to soda ash royalty revenues, ownership of substantial land and mineral rights, potential surface-use and leasing opportunities, enhanced cash flow profile and other strategic or financial benefits. These benefits depend on, among other things, successful integration of Sweetwater, future soda ash and uranium market conditions, continued production and sales by third-party operators, the enforceability and performance of royalty-bearing lease arrangements, compliance with indebtedness and covenant obligations, availability of personnel and information, and our ability to manage a larger and more complex business.

Difficulties in integrating Sweetwater and managing the expanded operations of the Company could result in increased costs, decreased revenues, delays in realizing expected benefits, diversion of management’s time, reduced financial flexibility, operational disruptions or other adverse consequences. Even if Sweetwater is integrated successfully, we may not fully realize the anticipated benefits of the Sweetwater Acquisition, including anticipated revenues, cost savings, synergies, diversification benefits or other efficiencies, or those benefits may take longer to realize than expected. Some anticipated benefits may not occur for a period of time following the completion of the Sweetwater Acquisition and may involve unanticipated costs, liabilities, financing requirements or operational challenges in order to be fully realized. If we are not able to achieve these objectives and realize the anticipated benefits expected from the Sweetwater Acquisition within the anticipated time frame or at all, our business, results of operations, cash flows and financial condition could be adversely affected, and the market price of our common stock could be negatively impacted.

Lawsuits may be filed against us and the members of our board of directors arising out of the Sweetwater Acquisition, which may negatively affect our business and operations.

Stockholder complaints, including stockholder class action complaints, derivative claims or other complaints, may be filed against us, our board of directors, our officers or others in connection with the Sweetwater Acquisition or related disclosures. The outcome of any litigation is uncertain, and we may not be successful in defending against any such claims. Any lawsuits filed against us, our board of directors, our officers or others could divert the attention of management and employees from our day-to-day business, result in substantial costs, require us to pay damages or settlement amounts, delay or complicate integration efforts, or otherwise adversely affect our business, results of operations, cash flows and financial condition.

Risks Related to our Business

The Company has limited or no access to data or the operations underlying the Company’s interests and this limited access may impair the Company’s ability to assess the value of its interests, among other things.

The Company is not, and will not be, the operator of any of the properties underlying its current or future royalties, streams and similar interests and has no input in the exploration, development or operation of such properties. Consequently, the Company has limited or no access to related exploration, development, operational, geological, engineering, processing, sales, pricing, marketing and other technical or commercial data, including information underlying resource and reserve estimates, or to the properties themselves, and generally has no right to direct operations on those properties. This limited access may impair the Company’s ability to assess the value of its interests, forecast revenue, evaluate the status or prospects of development-stage projects, confirm mineral reserve or mineral resource estimates, determine whether operators are complying with applicable contractual obligations, or accurately assess the timing and likelihood of production, expansion or restart decisions. In addition, royalty payments may be calculated by operators in a manner different from the Company’s assumptions or estimates, and the Company’s audit and information rights may be limited, delayed or difficult to enforce.

In respect of the Company’s soda ash and sodium mineral royalty interests, royalty payments are dependent on operator-reported production volumes, sales volumes, realized prices, allowable deductions and other inputs determined by third-party operators. The Company may not be able to detect errors, omissions or inconsistencies in those calculations on a timely basis, and any audits or reviews may occur after the Company has recognized revenue, which could require retroactive adjustments in future periods.

Certain of the Company’s royalty, stream or similar interests may also be subject to confidentiality restrictions that limit the Company’s ability to disclose information received from operators or counterparties. If the information available to the Company is incomplete, inaccurate, delayed or misleading, the Company’s ability to value its interests, forecast performance and make informed business decisions may be materially adversely affected.

Dependence on third-party operators.

The Company is not and will not be directly involved in the exploration, development and production of minerals from, or the continued operation of, the mineral projects underlying the royalties, streams and similar interests that are or may be held by the Company. The exploration, development and operation of such properties is determined and carried out by third-party owners and operators thereof and any revenue that may be derived from the Company’s asset portfolio will be based on production by such owners and operators.

Third-party owners and operators generally control all decisions regarding mine planning, exploration expenditures, permitting, financing, development timing, capital allocation, production levels, processing methods, expansions, curtailments, suspensions, marketing and sales. Their interests may not align with those of the Company. For example, an operator may delay development, reduce production, prioritize non-royalty-bearing areas, defer expansions, place a project on care and maintenance, or direct capital to other assets, even where doing so reduces potential revenue to the Company.

The inability of the Company to control or influence the exploration, development or operations for the properties in which the Company holds or may hold royalties, streams and similar interests may have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, the owners or operators may take action contrary to the Company’s policies or objectives; be unable or unwilling to fulfill their obligations under their agreements with the Company; or experience financial, operational or other difficulties, including insolvency, which could limit the owner or operator’s ability to advance such properties or perform their obligations under arrangements with the Company. The Company may not be entitled to any compensation if the properties in which it holds or may hold royalties, streams and similar interests discontinue exploration, development or operations on a temporary or permanent basis.

The owners or operators of the projects in which the Company holds an interest may, from time to time, announce transactions, including the sale or transfer of the projects or of the operator itself, over which the Company has little or no control. If such transactions are completed, it may result in a new operator, which may or may not explore, develop or operate the project in a similar manner to the current operator, which may have a material adverse effect on the Company’s business, results of operations and financial condition. The effect of any such transaction on the Company may be difficult or impossible to predict.

Operators may also experience financial distress, insolvency, labor disruptions, technical difficulties, permitting issues, transportation constraints, strategic changes, ownership changes or management changes. Any such circumstances could delay or reduce production or payments to the Company and could materially adversely affect the Company’s business, results of operations, cash flows and financial condition.

Dependence on future payments from owners and operators.

The Company’s revenues depend to a significant extent on the ability of owners and operators of the underlying properties to make payments when due under the agreements governing the Company’s royalty, stream and similar interests. Payments may be delayed or reduced by disputes, lender restrictions, operator liquidity constraints, insolvency proceedings, delivery interruptions, administrative errors, disagreements regarding allowable deductions or pricing mechanisms, the establishment by operators of reserves for expenses or other charges, or other factors affecting the operator or the project.

Payments flowing to the Company from its soda ash and sodium mineral royalty interests are particularly dependent on the financial viability and operational effectiveness of the relevant operators and their continued ability to produce, market and sell soda ash and other sodium mineral products. If an operator is unable to meet its obligations, or if its lenders impose restrictions on cash movement, the Company may experience delayed or reduced receipts.

In many cases, the Company’s rights to payment are contractual in nature and are not secured by assets that can be readily liquidated by the Company. In the event of bankruptcy, insolvency or restructuring of an operator or owner, the Company may be treated as an unsecured creditor and may have limited prospects for recovering unpaid amounts in full, if at all.

The Company’s business is significantly concentrated and a substantial portion of its revenue from a limited number of mines, operators or commodities.

The Company’s business is significantly concentrated in a limited number of producing properties, operators and commodities. A substantial portion of the revenue associated with the Company’s soda ash royalty interests has historically been derived from a limited number of soda ash mines operated by a limited number of counterparties. These properties and operators may continue to account for a significant portion of the Company’s revenue for the foreseeable future.

As a result, adverse developments affecting any one or more of these mines or operators could have a disproportionately large impact on the Company. Such developments may include operational disruptions, reduced production, maintenance shutdowns, adverse pricing, transportation or export issues, financial distress, ownership changes, management changes, permitting issues, litigation, labor disputes or strategic decisions that are unfavorable to the Company.

The Company is also exposed to concentration by commodity. The Company’s portfolio includes uranium royalties and related uranium interests as well as significant soda ash and other sodium mineral royalty interests. The Company’s soda ash-related revenue is also less diversified by product, as it is derived primarily from royalties on soda ash and related sodium mineral products. A sustained downturn in uranium markets, soda ash markets or both at the same time could materially adversely affect the Company’s business, results of operations, cash flows and financial condition.

A portion of the Company’s assets are on non-producing, exploration-stage or development-stage properties that may never achieve production or generate revenue.

A portion of the Company’s royalty interests are on non-producing properties, properties with no established mineral reserves under applicable disclosure standards, or properties that are in exploration or development stages. Such interests may never achieve production or may not generate revenue within expected timeframes.

Few properties that are explored are ultimately developed into producing mines. Major expenditures may be required to locate and establish mineral reserves, to develop metallurgical processes and to construct mining and processing facilities at a particular site. It is impossible to ensure that exploration or development programs planned by the owners or operators of the properties underlying royalties, streams and similar interests that are or may be held by the Company will result in profitable commercial mining operations. Whether a mineral deposit will be commercially viable depends on a number of factors, including cash costs associated with extraction and processing; the particular attributes of the deposit, such as size, grade and proximity to infrastructure; mineral prices, which are highly cyclical; government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection; and political stability. The exact effect of these factors cannot be accurately predicted but the combination of these factors may result in one or more of the properties underlying the Company’s current or future interests not receiving an adequate return on invested capital. Accordingly, there can be no assurance the properties underlying the Company’s current or future interests will be brought into a state of commercial production or that projects on care and maintenance will recommence production activities.

Development-stage and exploration-stage projects are subject to a wide range of risks, including financing shortfalls, cost overruns, inflation, construction delays, supply chain disruptions, labor shortages, equipment failures, engineering issues, permitting delays, environmental restrictions, power and water constraints, adverse commodity prices and changes in development plans. There can be no assurance that any such project will be completed on time, within budget or at all, or that it will ultimately reach profitable commercial production.

If properties underlying the Company’s interests do not achieve production or expansion on schedule or at all, the Company may not realize expected revenues or value, and the carrying value of its interests may be impaired.

Our royalty, stream and similar interests may not be honored by operators or counterparties.

The Company’s royalty, stream and similar interests are generally governed by contracts, deeds, conveyances, leases or other legal instruments. Such arrangements may be subject to interpretation, technical defects, ambiguities, disputes or challenges. Operators, grantors or other counterparties may interpret the Company’s interests in a manner adverse to the Company or may otherwise fail to comply with their contractual obligations.

Disputes may arise regarding royalty rates, production subject to royalty, allowable deductions, pricing mechanisms, cost allocations, thresholds for payment, audit rights, the geographic extent of the burdened lands, the identity of the obligated payor, or the continuing validity of the interest after transfers, restructurings or amendments to underlying project arrangements. Such disputes may result in delayed payments, reduced payments, litigation or the loss of expected economic benefits.

Where the Company is required to enforce its rights, legal proceedings may be time-consuming, costly and uncertain in outcome. Any failure by an operator or counterparty to honor the Company’s interests, or any adverse determination in litigation or arbitration, could materially adversely affect the Company’s business, results of operations, cash flows and financial condition.

Defects in or disputes relating to the existence, validity, enforceability, terms or geographic extent of royalties, streams and similar interests.

The Company’s ability to realize value from its royalty, stream and similar interests depends on the existence, validity, enforceability and proper scope of those interests. Defects in title, conveyancing errors, deficiencies in registration or recording, inconsistent legal descriptions, ambiguities in governing agreements, conflicting third-party rights, insolvency-related challenges or other legal defects may impair the Company’s rights.

The Company seeks to conduct due diligence when acquiring interests, but confirming the validity, enforceability and extent of royalty, stream and similar interests can be complex and jurisdiction-specific. In some jurisdictions, such interests may be purely contractual and not interests in land, which may expose the Company to greater risks in insolvency, foreclosure, transfer or change-of-control scenarios.

If any of the Company’s royalty, stream or similar interests is determined to be invalid, unenforceable, narrower in scope than expected, or subordinate to third-party rights, the Company may not realize the anticipated benefits from that interest and could incur impairment charges or other losses.

Royalty, stream and similar interests may be subject to buy-down, buy-back, pre-emptive or similar rights.

Certain royalty, stream and similar interests held by the Company may be subject to contractual rights that permit the operator or another party to repurchase, reduce or otherwise dilute all or a portion of the applicable interest. Some interests may also be subject to rights of first refusal, rights of first offer or other pre-emptive rights in favor of third parties in connection with a proposed transfer by the Company.

If such rights are exercised, the Company may receive proceeds that are less than the long-term economic value it expected to derive from the applicable interest. The exercise of these rights could reduce future revenue, limit strategic flexibility and adversely affect the value of the Company’s portfolio.

Project costs may influence the Company’s future royalty returns.

The Company holds, and may in the future acquire, royalty and similar interests under which payments are calculated by reference to net profits, net proceeds, project-level margins or similar metrics that reflect certain costs incurred by operators. Under such arrangements, rising capital costs, operating costs, sustaining capital, labor costs, energy costs, environmental compliance costs, transportation charges, financing costs, interest charges or other expenditures may reduce or defer payments to the Company.

Some interests may not generate payments until operators recover prior development, exploration or operating expenditures, and cost inflation or operational inefficiencies may significantly delay the commencement of cash flows. The Company has no control over such costs and may have only limited visibility into the assumptions and accounting methodologies used by operators.

Any sustained increase in costs at projects underlying the Company’s interests could materially reduce or delay royalty revenue and adversely affect the Company’s business, results of operations, cash flows and financial condition.

Risks faced by owners and operators of the properties underlying the Company’s interests.

To the extent the Company’s interests depend on exploration, development, production, processing, transportation or sale of minerals or mineral products from underlying properties, the Company is exposed to many of the same risks faced by the owners and operators of those properties. These include risks relating to financing, geology, mine planning, metallurgical performance, processing efficiency, equipment reliability, labor availability, industrial accidents, fires, explosions, flooding, cratering, ground conditions, unexpected geology, less than expected recoveries, tailings or waste management failures, severe weather, natural disasters, transportation interruptions, environmental liabilities, community relations and regulatory compliance.

Mining and mineral processing are inherently hazardous activities and may be disrupted by events beyond operator control. Such events may cause injury or loss of life, damage to property, environmental harm, work stoppages, cost increases, reduced output, suspension of operations, legal claims or regulatory sanctions. Production forecasts may prove inaccurate due to actual ore mined varying from estimates, lower than expected feed grades, revisions to mine plans, short-term operational factors, labor shortages, strikes, failure of key production components or other operational problems.

The Company is also exposed to physical climate risks affecting underlying operations, including increased severity or frequency of storms, droughts, flooding, wildfire, high winds, freezing conditions, extreme temperatures and other climate-related events. Such events may damage infrastructure, interrupt production, impair logistics, reduce water availability, increase costs or delay development. Any material adverse event affecting an operator or a property underlying the Company’s interests could reduce or eliminate payments to the Company and materially adversely affect the Company’s business, results of operations, cash flows and financial condition.

Title, permit or licensing disputes related to properties underlying the Company’s interests could materially reduce or eliminate revenue payable to the Company.

The Company’s business depends on the underlying operators and owners maintaining valid rights to explore, develop, mine, process and sell products from the properties burdened by the Company’s interests. Such rights may be challenged, lost, reduced, not renewed, suspended or revoked for a variety of reasons, including title defects, boundary disputes, non-compliance with permit conditions, failure to maintain claims or leases, governmental action, litigation or administrative proceedings.

If an operator loses or fails to maintain required mining claims, leases, concessions, permits, licenses, rights of way, water rights, processing authorizations, export rights or other property or regulatory rights, production or development on the underlying property may be delayed, curtailed or terminated. Any such event could materially reduce or eliminate revenue payable to the Company.

Excessive cost escalation, as well as development, permitting, infrastructure, operating or technical difficulties on properties underlying the Company’s interests could materially reduce expected revenue.

Many of the projects or properties underlying the Company’s interests are or may be in permitting, construction, development, expansion or restart phases, including uranium and soda ash projects. Such projects are subject to numerous risks, including delays in obtaining equipment, materials or contractors, inflationary cost pressures, labor shortages, technical design changes, infrastructure limitations, power shortages, water constraints, transportation bottlenecks, permitting delays, litigation, opposition from stakeholders and changes in environmental or other laws.

Any inability to complete development, restart or expansion activities as planned could materially reduce expected revenue and adversely affect the Company’s business, results of operations, cash flows and financial condition.

Volatility in commodity prices and demand may affect revenue derived by the Company from its asset portfolio.

The value derived by the Company from its asset portfolio is directly tied to commodity prices and demand, including uranium prices and soda ash and other sodium mineral product prices. The market value of the Company’s royalty interests, the amount of payments received thereunder, the attractiveness of development projects and, where applicable, the value of any physical uranium inventory are all sensitive to changes in commodity prices.

Commodity prices are affected by numerous factors beyond the Company’s control, including global and regional supply and demand, industrial activity, inflation, interest rates, exchange rates, trade restrictions, tariffs, sanctions, transportation costs and constraints, market expectations, export market dynamics, production and inventory levels, geopolitical developments and broader macroeconomic conditions. Commodity prices can be highly volatile, and sustained price declines may result in reduced revenue, delayed project development, lower production levels, suspension of operations or permanent mine closures.

Any material decline in uranium prices, soda ash prices or the prices of other commodities relevant to the Company’s interests could materially adversely affect the Company’s business, results of operations, cash flows and financial condition.

Risks related to foreign jurisdictions and emerging markets, including Russia’s invasion of Ukraine, may adversely affect the Company.

Some of the properties on which the Company holds or will hold royalties, streams or similar interests are located outside of Canada and the U.S., including the Langer Heinrich Mine in Namibia. In addition, future investments and physical uranium acquisitions expose the Company to additional jurisdictions. The exploration, development and production of minerals from, or the continued operation of, these properties by their owners and operators are subject to the risks normally associated with conducting business in foreign countries. These risks include, depending on the country, nationalization and expropriation, social unrest, political instability and war, less developed legal and regulatory systems, uncertainties in perfecting mineral titles, trade barriers, exchange controls and material changes in taxation. These risks may, among other things, limit or disrupt the ownership, development or operation of properties, mines or projects in respect of which the royalties, streams or similar interests that are or may be held by the Company, restrict the movement of funds, or result in the deprivation of contractual rights or the taking of property by nationalization or expropriation without fair compensation.

In particular, Namibia is considered an “emerging market”. In addition to the risks noted above, heightened risks associated with emerging markets include, without limitation, the risk of war, terrorism or nationalization; limitations on the removal of funds or other assets, or diplomatic developments that affect investments; policies which may restrict the rights of the owner, operator or Company, including restrictions on investment in the mining industry and requirements that government approval be obtained prior to any such investment by foreign persons; policies that may restrict the Company’s repatriation of income or capital, including temporary restrictions on foreign capital remittances; the lack of uniform legal, accounting and auditing standards and/or standards that are different from the standards required in Canada; potential difficulties in enforcing contractual obligations; and less development and/or obsolescence in banking systems and practices, postal systems, communications and information technology and transportation networks.

Russia’s military invasion of Ukraine, which commenced in February 2022, has continued to result in significant geopolitical instability, market volatility and changes in global trade patterns. In response to the war, the United States, the European Union, the United Kingdom, Canada and other jurisdictions have imposed, expanded and modified financial and economic sanctions, export controls, import restrictions and other measures targeting Russia, Belarus and certain related individuals, entities and industry sectors. These measures, and any additional sanctions, trade restrictions, countermeasures or retaliatory actions, may continue to affect global energy and commodity markets, including the uranium market.

Although we have no operations in Russia, Belarus or Ukraine, the ongoing war and related sanctions and trade restrictions could adversely affect our business, results of operations, financial condition and growth prospects. These impacts may include disruptions to uranium supply, conversion, enrichment, transportation, financing, insurance, banking, settlement systems and other logistics; increased costs or delays in transporting uranium or related materials; reduced availability of services from counterparties with exposure to Russia or affected regions; and greater volatility in uranium prices and demand. In particular, uranium produced in Kazakhstan may be affected by regional trade, transportation and logistical constraints, including disruptions or increased costs associated with routes that historically have involved Russia or other affected jurisdictions.

The Company’s policy is to apply various methods, where practicable, to identify, assess and, where possible, mitigate these risks prior to entering into agreements to acquire royalties, streams and similar interests. Such methods generally include conducting due diligence on the political, social, legal and regulatory systems and on the ownership, title and regulatory compliance of the properties subject to the royalties, streams or similar interests; engaging experienced local counsel and other advisors in the applicable jurisdiction; and negotiating where possible so that the applicable acquisition agreement contains appropriate protections, representations and/or warranties, in each case as the Company deems necessary or appropriate in the circumstances, all applied on a risk-adjusted basis. Notwithstanding all of the foregoing, there can be no assurance, however, that the Company will be able to identify or mitigate all risks relating to holding royalties, streams or similar interests in respect of properties, mines and projects located in foreign jurisdictions (including emerging markets), and the occurrence of any of the factors and uncertainties described above could have a material adverse effect on the Company’s business, results of operations and financial condition.

Uranium market risks may adversely affect the Company’s revenues.

The international uranium industry, including the supply of uranium concentrates, is relatively small, highly competitive and heavily regulated. Worldwide demand for uranium is directly tied to the demand for electricity produced by the nuclear power industry, which is also subject to extensive government regulation and policies. In addition, the international marketing and trade of uranium is subject to potential changes in governmental policies, regulatory requirements and international trade restrictions (including trade agreements, customs, duties and taxes). International agreements, governmental policies and trade restrictions are beyond the control of the Company. Changes in regulatory requirements, customs, duties or taxes may affect the supply of uranium to the United States and Europe, which are currently the largest consumption markets for uranium in the world, as well as the future of supply to developing markets, such as China and India.

The supply of uranium is affected by a number of international trade agreements and government legislation and policies. These and any similar future agreements, governmental legislation, policies or trade restrictions are beyond our control and may affect the supply of uranium available in the United States, Europe and Asia, the world’s largest markets for uranium. There is no assurance that the United States or other governments will not enact legislation or take other actions that restricts who can buy or supply uranium or facilitates a new supply of uranium. Any political decisions about the uranium market could affect the prospects of the projects underlying our royalty and other interests, the price of uranium and our financial condition and results of operations.

Soda ash and sodium mineral market risks may adversely affect the Company’s revenues.

The market for soda ash is influenced by macroeconomic conditions, industrial demand, transportation and logistics conditions, export market dynamics, production levels in key producing regions, competition from natural and synthetic soda ash producers, and trade and regulatory developments.

Demand for soda ash is closely linked to end-use markets such as glass manufacturing, chemicals, construction and automotive sectors. A downturn in any of these sectors, or a broader industrial slowdown, may reduce demand for soda ash and adversely affect operator production and sales volumes. In addition, increased use of substitute materials such as plastic, aluminum or other packaging alternatives, or greater use of recycled glass in container glass production, may reduce demand for virgin soda ash in some markets, reducing production and sales by operators of properties underlying the Company’s soda ash royalty interests and adversely affecting the Company’s revenue.

A substantial portion of soda ash production from the Green River Basin is exported. As a result, the Company’s soda ash royalty revenues will be indirectly exposed to economic conditions, regulatory frameworks and trade policies in export markets. Exchange rate volatility, tariffs, import restrictions, sanctions, shipping disruptions, adverse port or rail conditions, trade disputes and changes in international competition may negatively affect the ability of operators to sell soda ash profitably in export markets.

Global soda ash markets are also affected by production and export dynamics in China and by competition from synthetic soda ash producers and other international suppliers. Increased supply, lower-cost competing production or reduced cost competitiveness of Wyoming soda ash could adversely affect pricing, margins, market share and production levels.

Public acceptance of nuclear energy and competition from other energy sources may affect the Company’s uranium-related interests.

Demand for uranium is tied to demand for electricity generated by nuclear power. The growth of the uranium and nuclear energy industries depends on continued acceptance of nuclear technology by the public, policymakers and regulators. Nuclear incidents, safety concerns, adverse political developments or changes in regulatory policy could reduce support for nuclear energy and adversely affect uranium demand.

Nuclear energy also competes with other energy sources, including natural gas, coal, hydroelectricity, wind, solar and emerging technologies. Sustained lower prices for alternative energy sources or significant advances in competing generation technologies could reduce demand for uranium and adversely affect the value and revenue potential of the Company’s uranium-related interests.

Absence of a broad public market for physical uranium may affect the Company’s ability to monetize uranium inventory.

If the Company acquires or holds physical uranium from time to time, it will be exposed to the limited liquidity and specialized nature of the uranium trading market. There is no broad, transparent public market for physical uranium comparable to exchanges for many other commodities. Transactions may involve a limited number of counterparties, negotiated terms and potentially lengthy sale cycles. The Company may not be able to sell physical uranium in desired quantities, at desired prices or within desired timeframes, which could adversely affect liquidity and financial condition.

Macroeconomic developments and changes in global economic, financial and market conditions may negatively impact the market value of the Company’s securities and assets.

The Company and the operators of properties underlying its interests are exposed to broader macroeconomic conditions, including inflation, interest rate changes, recession, credit tightening, banking instability, sovereign debt issues, energy price shocks, trade disruptions, pandemics, war, civil unrest and other external events. The uranium industry is relatively small, highly regulated and influenced by government policy, utility procurement decisions, nuclear reactor construction and restart activity, and public acceptance of nuclear energy. The soda ash industry is driven by industrial demand, global trade and cost competitiveness. These factors may reduce commodity demand, increase costs, impair financing availability, delay project development or negatively affect the market value of the Company’s securities and assets. General economic slowdowns, recession, inflation, higher interest rates, industrial contraction, reduced construction or manufacturing activity, transportation disruptions, trade barriers or changes in government policy may adversely affect demand for uranium, soda ash and other mineral products relevant to the Company’s interests and may impair the ability of underlying operators to finance development or maintain operations.

The Company may be unable to repay indebtedness or comply with obligations under debt arrangements associated with the Sweetwater acquisition.

The Company’s ability to make scheduled principal and interest payments, comply with financial covenants or refinance indebtedness will depend on future operating performance, commodity prices, operator performance, capital markets conditions and other factors beyond the Company’s control. The Company may not generate sufficient cash flow to service such indebtedness or refinance it on acceptable terms, if at all.

Debt arrangements may contain affirmative and negative covenants, financial tests, restrictions on additional indebtedness, liens, distributions, amendments to underlying contracts, asset sales and other transactions. Failure to comply with such covenants may result in an event of default and permit lenders or noteholders to accelerate indebtedness or exercise remedies.

In addition, the Royalty Notes are secured by royalty interests and related cash flows associated with the acquired soda ash royalty business and may require revenues to be held in restricted accounts or otherwise limit cash distributions from relevant subsidiaries. These restrictions could reduce the Company’s financial flexibility and adversely affect its liquidity and financial condition.

We have entered into a senior secured credit facility, and our failure to comply with its covenants or to repay or refinance amounts drawn thereunder could adversely affect our business.

On July 27, 2026, we entered into the Credit Agreement with the Agent and the Lenders providing for the Facility, a senior secured revolving credit facility of up to $50.0 million, together with the Accordion Facility, which permits incremental commitments of up to an additional $25.0 million, subject to the satisfaction of certain conditions. Up to $40.0 million may be drawn under the Facility as a single advance to fund a portion of the Sweetwater Acquisition and related expenses. Any amounts drawn for that purpose must be repaid in full, and the Facility must have no outstanding balance on or before the Bridge Repayment Date. Prior to the Bridge Repayment Date, the Company is required to apply 100% of the net proceeds of any capital markets issuance to repay outstanding balance of the Facility.

Our obligations under the Facility are guaranteed by certain of our subsidiaries and are secured by a first-ranking security interest in substantially all of our and the Guarantors’ present and future real and personal property, including certain material agreements, equity pledges and cash accounts. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including financial covenants requiring us to maintain minimum liquidity and minimum tangible net worth thresholds, and, following the Bridge Repayment Date or in certain circumstances of increased utilization, a minimum debt service coverage ratio and a minimum interest coverage ratio. These covenants restrict, among other things, our and our subsidiaries’ ability to incur and carry additional indebtedness, create liens, dispose of assets, make distributions or engage in certain other transactions, which may limit our operational and financial flexibility.

Our ability to comply with these covenants and to make scheduled payments under the Facility will depend on our future operating performance, commodity prices, the performance of operators underlying our interests, and capital markets conditions, many of which are beyond our control. A breach of any covenant, or our failure to make a required payment, could result in an event of default under the Credit Agreement, which would permit the Agent and the Lenders to accelerate all amounts outstanding thereunder and to exercise remedies against the collateral securing the Facility, including foreclosure on substantially all of our and the Guarantors’ assets. The events of default under the Credit Agreement also include cross-defaults to other indebtedness in excess of a specified threshold and a change of control of the Company, which could be triggered by events outside of our control. Any such event of default, acceleration or exercise of remedies could materially and adversely affect our business, results of operations, cash flows and financial condition, and there can be no assurance that we would have sufficient liquidity to repay amounts accelerated under the Facility or that we would be able to refinance the Facility on acceptable terms, or at all.

Any inability of the Company to obtain necessary financing when required on acceptable terms or at all.

The Company may require additional equity or debt financing to fund acquisitions, debt service, working capital, general corporate purposes or other strategic initiatives. Its ability to obtain financing on acceptable terms will depend on capital market conditions, investor sentiment, commodity prices, the value and performance of its portfolio and broader economic conditions.

If the Company is unable to obtain required financing when needed, it may be unable to execute its business strategy, pursue acquisitions, service obligations or take advantage of business opportunities. Equity financing may dilute existing shareholders, while debt financing may increase leverage and financial risk. The Company has historically had limited operating revenues relative to its corporate objectives and has relied on financings, asset sales and other transactions to fund operations and acquisitions. Although the Sweetwater Acquisition is expected to increase the Company’s exposure to producing royalty cash flows, there can be no assurance that the Company will generate sufficient positive cash flow from operations on a sustained basis, and capital markets may not be receptive to new debt or equity offerings on acceptable terms, or at all.

Negative cash flow from operating activities and limited operating history of revenue generation.

The Company has historically had limited operating revenues relative to its corporate objectives and has relied on financings, asset sales and other transactions to fund operations and acquisitions. Although the Sweetwater acquisition is expected to increase the Company’s exposure to producing royalty cash flows, there can be no assurance that the Company will generate sufficient positive cash flow from operations on a sustained basis.

If expected revenues from uranium, soda ash or other royalty interests do not materialize, if debt service obligations are significant or if operating expenses increase, the Company may continue to require external financing. Capital markets may not be receptive to new debt or equity offerings on acceptable terms, or at all.

Risks associated with future acquisitions.

The Company regularly evaluates acquisition opportunities involving royalties, streams, physical uranium, soda ash and other mineral or energy-related interests. Acquisitions involve numerous risks, including selecting inappropriate targets, overpaying, inaccurate due diligence, unforeseen liabilities, integration challenges, financing risks, covenant restrictions and failure to achieve expected strategic or financial benefits.

There can be no assurance that the Company will successfully integrate the acquired business, manage the resulting complexity or realize expected benefits. If the Company is unable to manage these new areas effectively, or if management’s assumptions regarding the acquired business prove incorrect, the Company’s business, results of operations, cash flows and financial condition could be materially adversely affected.

For risks relating specifically to the integration of the Sweetwater Entities and the Sweetwater Assets, see “Risks Related to the Sweetwater Acquisition” above.

Any inability to attract and retain key employees.

The Company’s success depends on the continued services of its directors, officers and key employees and on its ability to attract and retain personnel with expertise in royalty transactions, mining finance, uranium markets, soda ash and industrial minerals, accounting, legal compliance and public company administration. Competition for such personnel is intense. If the Company is unable to retain existing personnel or recruit qualified replacements, its business strategy and growth prospects may be adversely affected.

Key employees currently employed by the Company in the operations of the Sweetwater Entities have continued employment following the Arrangement. The Company is reliant on the Sweetwater Entities’ personnel, good faith, contractual compliance, expertise and judgment in providing the services, where the Company’s ability to manage operational risks may be limited. It is possible that these employees may decide not to remain with the Company. If the Company is unable to retain key employees who are critical to the successful integration and future operations of the companies, the Company could face disruptions in its operations, loss of key information, expertise or know-how and unanticipated additional recruitment costs.

Competition and pricing pressure.

The royalty and streaming business is highly competitive. The Company competes with specialized royalty companies, mining companies, investment funds and other market participants for acquisition opportunities. Many competitors have greater financial resources, broader technical capabilities, larger teams, longer operating histories or lower costs of capital.

The number of attractive royalty acquisition opportunities in uranium, soda ash and other minerals may be limited, and competitive pressure may increase acquisition prices or reduce the Company’s ability to complete transactions on acceptable terms. Inability to acquire additional interests at reasonable valuations may impair the Company’s growth strategy.

Liquidity in equity and other investments.

Some investments that may be held by the Company may be thinly traded or illiquid. The Company may not be able to dispose of such investments in a timely manner or at favorable prices. If the Company is required to sell investments during periods of market weakness or low trading liquidity, it may incur substantial losses.

Changes in legislation, permitting and licensing regimes, taxation and government policy.

The properties underlying the Company’s interests are located in multiple jurisdictions and are subject to evolving laws, regulations and governmental policies relating to mining, mineral processing, environmental protection, reclamation, taxation, royalties, trade, labor, health and safety, foreign ownership, land use, exports, imports, permitting and Indigenous or community rights.

Changes in applicable laws, regulations, policies or their interpretation or enforcement may adversely affect operators’ ability to develop, operate or expand projects underlying the Company’s interests. Such changes may increase costs, delay or prevent development, reduce production, restrict exports, alter tax or royalty burdens, or impair the enforceability or economics of the Company’s interests.

Regulations and political or economic developments in jurisdictions where the Company holds or may hold royalties, streams or other interests may adversely affect the Company.

The Company’s royalty, stream and other interests are located in Canada, the United States, Namibia, Spain and potentially other jurisdictions in the future. Conducting business across multiple jurisdictions exposes the Company and the underlying owners and operators to sovereign, legal, political, economic and regulatory risks. These risks include, among other things: expropriation or nationalization of mining property; seizure of mineral production; exchange and currency controls and fluctuations; limitations on foreign exchange and repatriation of earnings; restrictions on mineral production and price controls; import and export regulations, including changes to trade policies, tariffs, trade sanctions and restrictions on the export of uranium; changes in legislation and government policies, including changes related to taxation, government royalties, tariffs, imports, exports, duties, currency, foreign ownership, foreign trade, foreign investment and other forms of government take; changes in foreign investment rules; challenges to mining, processing and related permits and licenses, or to applications for permits and licenses, by or on behalf of regulatory authorities, Indigenous populations, non-governmental organizations or other third parties; changes in economic, trade, diplomatic and other relationships between countries, and the effect on global and economic conditions, the stability of global financial markets, and the ability of key market participants to operate in certain financial markets; high rates of inflation; labor practices and disputes; enforcement of unfamiliar or uncertain foreign real estate, mineral tenure, contract, water use, mine safety and environmental laws and policies; renegotiation, nullification or forced modification of existing contracts, licenses, permits, approvals, concessions or the like; war, crime, terrorism, sabotage, blockades and other forms of civil unrest, and uncertain political and economic environments; corruption; exposure to liabilities under anti-corruption and anti-money laundering laws, including the United States Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions; suspension of the enforcement of creditors’ rights and shareholders’ rights; and loss of access to government-controlled infrastructure, such as roads, bridges, rail, ports, power sources and water supply.

The Company’s soda ash royalty interests acquired in the Sweetwater acquisition are primarily U.S.-based, but they remain exposed to U.S. federal, state and local regulation and to international trade conditions because a substantial portion of underlying production may be sold into export markets. The Company’s uranium and other interests may face additional cross-border political and economic risks, including risks associated with emerging markets.

Any such developments could limit or disrupt project development, production, processing, transportation or sales; restrict the movement of funds; reduce the value or enforceability of the Company’s interests; or materially adversely affect the Company’s business, results of operations, cash flows and financial condition.

Compliance with environmental, health, safety and related laws and regulations.

Underlying mining and mineral processing operations are subject to extensive environmental, health and safety laws and regulations, including those relating to air emissions, water discharges, water use, waste management, hazardous substances, reclamation, land disturbance, worker safety, endangered and threatened species, habitat protection and cultural or historical resources.

Compliance with these requirements may require significant expenditures by operators and may delay or restrict development, expansion or production. Operators may also incur liabilities for environmental contamination, natural resource damages, personal injury claims, regulatory penalties or remediation obligations. Stricter future standards, increased enforcement or adverse permitting outcomes could reduce production or increase costs at properties underlying the Company’s interests.

If operators incur significant compliance costs, lose permits, are required to curtail operations or become subject to fines, penalties or other liabilities, the Company’s revenues may be reduced, delayed or eliminated.

Risks associated with Indigenous rights, land claims and similar interests.

Certain properties underlying the Company’s interests may be subject to asserted or unasserted Indigenous rights, land claims, consultation obligations, treaty rights or similar claims and interests. These issues may affect permitting, land access, project development, operations or expansion and may result in delays, additional costs, negotiated accommodations, litigation or restrictions on development.

In Canada, First Nations rights may be claimed on Crown properties or other types of tenure with respect to which mining rights have been conferred. The legal basis of such claims is complex, and the impact of negotiated settlements, self-government agreements or judicial pronouncements cannot be predicted with certainty. A broad recognition of Indigenous rights or title may adversely affect the timing, scope or economics of exploration, development or mining activities on lands burdened by the Company’s interests.

Although the Company does not operate underlying properties, any successful claim or material dispute affecting lands burdened by the Company’s interests or the Sweetwater Assets could adversely affect production or development and thereby reduce revenue to the Company.

Fluctuations in foreign exchange rates.

The Company reports in U.S. dollars but may receive revenues, hold assets or incur obligations denominated in Canadian dollars, Australian dollars or other currencies. The Company may also have exposure to other currencies through foreign assets or operators. Exchange rate fluctuations may affect reported revenues, asset values, debt obligations and overall financial performance.

Disruptions to the information technology systems of the Company or third-party service providers.

The Company relies on information technology systems and third-party service providers for financial reporting, treasury functions, data management, communications, portfolio monitoring and other corporate functions. These systems contain, among other information, the Company’s proprietary business information and personally identifiable information of its employees. These systems may be vulnerable to cyber-attacks, ransomware, unauthorized access, data loss, service outages, software defects, physical damage, power interruptions or other disruptions. The proper functioning of these systems and the security of such data are outsourced by the Company to third-party service providers on whom the Company relies for the security and proper functioning of these systems.

A cyber incident or systems failure could result in operational disruption, reputational harm, regulatory exposure, theft or loss of confidential information, increased costs and legal claims. The use or non-use of evolving technologies, including artificial intelligence tools by the Company or its service providers, may create additional operational, accuracy, compliance or competitive risks.

Litigation risks.

The Company may become involved in legal proceedings arising in the ordinary course of business, including contractual disputes, securities claims, employment matters, acquisition-related claims, tax disputes or claims relating to underlying properties burdened by its interests. Litigation may be costly, time-consuming and distracting to management, and outcomes are inherently uncertain.

The Company may also be indirectly affected by litigation involving owners, operators, lessors, neighboring landowners, governmental authorities, Indigenous groups, non-governmental organizations or other stakeholders with respect to underlying properties. Such litigation could delay, restrict or prevent exploration, development, production or payments and materially adversely affect the Company.

Potential conflicts of interest.

Certain directors and officers of the Company may serve as directors or officers of, or have interests in, other natural resource, royalty, investment or mining companies. These relationships may create actual or perceived conflicts of interest in connection with acquisition opportunities, financing arrangements, strategic transactions or other corporate decisions. Although the Company expects such persons to comply with applicable corporate and legal duties, conflicts may nevertheless arise and may adversely affect the Company.

Any inability to ensure compliance with anti-bribery, anti-corruption and similar laws.

The Company is subject to anti-bribery, anti-corruption, anti-money laundering and similar laws in the jurisdictions in which it operates or has exposure. Violations by the Company, its employees, agents, contractors or counterparties could result in reputational damage, civil or criminal penalties, investigations, legal costs and other adverse consequences. The Company may not be able to ensure compliance in every jurisdiction or circumstance.

Any failure to maintain effective internal controls.

As a public company with a growing and increasingly complex business, including the acquired soda ash royalty business, the Company must maintain effective internal controls over financial reporting and disclosure controls and procedures. Expansion, acquisitions, personnel changes, system changes or process failures may strain internal controls.

If the Company fails to maintain effective controls, it may not be able to report financial results accurately or on a timely basis, prevent fraud, comply with securities laws or maintain investor confidence. Any material weakness, significant deficiency or control failure could result in regulatory scrutiny, litigation, reputational harm or declines in the market price of the Company’s securities.

High-risk and speculative nature of an investment in the Company’s securities.

An investment in the Company’s securities is highly speculative and involves a significant degree of risk. The Company’s revenues depend on external operators, commodity prices, project development and financing conditions that are beyond its control. The predecessor Company had net income in 2026 and 2024 but incurred a net loss in 2025. The Company may not achieve profitability in the future, and investors may lose all or part of their investment.

Dilution.

The Company may issue additional Shares or securities convertible into Shares in connection with acquisitions, financings, debt restructurings, compensation arrangements or other corporate purposes. Any such issuance may dilute existing shareholders, potentially materially.

Volatility of share price.

The market price of the Shares may be volatile and may fluctuate for reasons unrelated to operating performance, including changes in commodity prices, market sentiment toward mining or royalty companies, general economic conditions, acquisitions, financing transactions, analyst coverage, trading liquidity or broader market volatility. Securities litigation may also arise following periods of volatility.

Dividend policy.

The Company has not historically paid dividends and may not pay dividends in the foreseeable future. Any future payment of dividends will depend on the Company’s financial condition, operating results, debt obligations, contractual restrictions, working capital needs, acquisition opportunities and other factors determined by the board of directors. Holders of Shares should not assume they will receive any return on their investment in the form of dividends.

An active trading market for shares of our common stock may never develop or be sustained, which may make it difficult to sell the shares of our common stock.

The price of shares of our common stock may fluctuate significantly due to general market and economic conditions and forecasts, our general business condition, our relatively small number of stockholders and the release of our financial reports. An active trading market for our common stock may not develop or continue or, if developed, may not be sustained, which would make it difficult for stockholders to sell their shares of common stock at an attractive price (or at all). The market price of our common stock may decline below stockholders’ respective purchase prices, and they may not be able to sell their shares of common stock at or above those prices (or at all). Additionally, if our common stock is delisted from Nasdaq for any reason and is quoted on the Over-the-Counter Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our common stock may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. Stockholders may be unable to sell common stock unless a market can be established or sustained.

General

Effects of the spread of illness or other public health emergencies.

Pandemics, epidemics and other public health emergencies may adversely affect the Company, the operators of properties underlying its interests, the commodities markets in which the Company participates and the broader economy. Public health events may disrupt labor availability, supply chains, financing markets, transportation, development schedules and ongoing operations at underlying projects.

Such events may also heighten many of the other risks described in this section, including commodity price volatility, financing risk, operational delays, cybersecurity risks and counterparty performance risk.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We maintain programs and technologies to ensure that our information systems are effective and prepared for data privacy and cybersecurity risks, including regular oversight of our security programs for monitoring internal and external threats to ensure the confidentiality and privacy of our data. As the volume and complexity of cyberattacks continue to evolve, we continue to enhance our security capabilities through continued investment in cyber technologies, further development of our internal cybersecurity personnel, education of our workforce regarding cybersecurity and leveraging emerging technologies.

Risk Management and Strategies

Our board of directors has adopted a Cybersecurity Policy to serve as a standard for setting, reviewing and implementing our cybersecurity goals, objectives and targets. Our Cybersecurity Policy serves as a framework for managing which risks to the confidentiality, integrity or availability of our assets within our information technology network and infrastructure (“Cyberspace”), and applies to all of our directors, officers, employees, consultants and contractors. We regularly perform evaluations of our security program and continue to implement controls aligned with industry guidelines to identify threats, detect attacks and protect data. Our risk management strategy is focused on three areas: (i) technology, being our hardware and software systems; (ii) processes, being our cybersecurity reporting, testing and other processes; and (iii) people, which refers to our internal cybersecurity personnel, external service providers and individual training and human interaction within our information technology and cybersecurity processes.

When reviewing third-party information technology service providers, our engagement process customarily includes, among other things, a review of such providers’ cybersecurity measures.

We periodically undertake cybersecurity audits, the results of which are reported to our Audit Committee. We have also implemented security monitoring programs designed to alert us of any suspicious activity and have developed an incident response program in the event of a security breach.

We implement various training programs periodically to ensure that our employees and other personnel comply with internal processes and to enhance their cybersecurity awareness. Members of our board of directors and management overseeing our information security risk management approach are provided with opportunities for continuing education in cybersecurity and evolving cybersecurity risks in order to better understand and evaluate our preparedness.

Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors” under the heading “Disruptions to the information technology systems of the Company or third-party service providers.”

Governance

Our board of directors oversees our Cybersecurity Policy primarily through the Audit Committee. The Audit Committee is responsible for the implementation of our oversight, programs, procedures and policies related to cybersecurity, cybersecurity risks, information security and data privacy, including reviewing our cybersecurity-related disclosures in our annual securities filings, monitoring (on an ongoing basis) the implementation and effectiveness of our Cybersecurity Policy and assessing potential risks to our Cyberspace and our risk exposure, resiliency of our processes, industry trends and best practices and any relevant cybersecurity and digital technology metrics. The Audit Committee reports regularly to our board of directors concerning the matters covered under the policy and advises our board of directors of any developments that it believes should have our board of directors’ consideration.

Our chief executive officer and chief financial officer oversee the details of our information security risk management approach and may appoint team leads from various departments from time to time to assist with certain aspects of our cybersecurity risk mitigation strategy.

Management is required to report to the Audit Committee on our strategy, risks, metrics and operations relating to cybersecurity and information security matters. Management is responsible for ensuring that personnel are provided with adequate resources and training to fully understand the guidelines and expectations for cybersecurity. Members of our management team may be asked by our chief financial officer to assist with IT security investigations in the event of a breach of our Cybersecurity Policy. Upon becoming aware of a potential violation of our policy or a breach of cybersecurity, the member of management must immediately document the violation and request the individual surrender possession of any devices that may have suffered a security breach. Any member of management who is unaware of the best course of action in dealing with an IT-related matter is required to contact our third-party IT representative.

All of our employees, consultants and contractors are encouraged to exercise professional judgment in using computing devices and network resources connected to the Cyberspace, and are strictly prohibited from certain acts enumerated in our Cybersecurity Policy including, among other things, access for non-business purposes, disabling our security features and requirements, exporting information or technologies without consent and password sharing.

Violations or breaches of our Cybersecurity Policy or the associated schedules, standards or guidelines may result in suspension and/or discipline up to and including termination, in addition to administrative sanctions or legal actions.

Item 2. Properties

Introduction

This Item 2 provides summary information about our portfolio of royalty interests and land interests, as well as more detailed information about our material royalty interests.

We are a royalty company. Our portfolio currently consists of 27 uranium royalty interests on 24 uranium projects across varying stages, 11 trona lease agreements on five operating trona operations, two trona lease agreements on two Exploration stage trona projects, and one lease agreement controlled by Uinta Development Company. We also have non-mining related projects, including one lease for renewable energy that has a currently operating wind farm, and three areas of interest under a second renewable energy agreement. In addition to royalty interests, we hold, buy and sell physical uranium and own significant land and mineral rights across Wyoming and Utah. See “1. Business – Physical Uranium Holdings” and “ – Landholdings”.

As a royalty company, we have limited access to and information regarding the properties in which we hold interests, and because of these limitations, qualified persons acting on behalf of the Company are not able to arrive at sufficient findings and conclusions, or prepare adequate supporting documentation, for us to disclose mineral resources or mineral reserves under the standards for disclosure established by S-K 1300 for any of the properties in which we hold interests. In addition, based on guidance from the staff of the SEC, we are not able to rely on disclosure of mineral resources and mineral reserves by the operators of the properties as a basis for our disclosure of mineral resources and mineral reserves under S-K 1300 because such disclosure does not constitute “required information” within the meaning of Item 1303(a)(3)(iii) or Item 1304(a)(2)(iii) of Regulation S-K, and the staff of the SEC further interprets S-K 1300 to preclude in SEC filings the supplemental disclosure of mineral resources and mineral reserves that do not satisfy the standards for disclosure established by S-K 1300. As a result, we are unable to disclose mineral resources and mineral reserves for the properties in which we hold royalty interests in our filings with the SEC.

For the purposes of S-K 1300, we currently consider our royalty interests in the collection of trona mineral lease holdings within the KSLA relating to the lease holdings of the Sweetwater Entities under the sodium lease agreements, license agreements and other royalty-bearing lease or similar agreements (the “Trona Leases”) with each of: (1) WE Soda Ltd. (“WE Soda”), operating Westvaco and Granger operations of the trona mine and solution-mining and production facilities; (2) Şişecam Wyoming LLC (“Şişecam”) operating the Big Island trona mine and soda ash refinery; (3) American Soda LLC (“American Soda”) operating the American Soda trona mine and soda ash refinery; and (4) Tata Chemicals (Soda Ash) Partners, LLC (“Tata”) operating the Alchem trona mine and soda ash refinery, (collectively, the “Sweetwater Operations”) as our only material property.

S-K 1300 requires a registrant that has mining operations to, among other things: (i) obtain a dated and signed “technical report summary” from a qualified person with respect to each material mining property; and (ii) file such technical report summary as an exhibit to the relevant registration statement or other prescribed filing with the SEC. Because our assets are comprised of royalty and similar interests, for the purposes of this Annual Report, we have relied on Item 1302(b)(3)(ii) of S-K 1300 and have not obtained or filed a technical report summary as: (i) obtaining such report would result in an unreasonable burden or expense; and (ii) we requested such technical report summary from the operators of the projects underlying our material royalty interests and were denied the request.

Under S-K 1300, disclosure of mineral resources and mineral reserves must be based on and accurately reflect information and supporting documentation prepared by a “qualified person,” as such term is defined in S-K 1300. A registrant is responsible for determining that a person meets the qualifications specified under the definition of qualified person and that the disclosure in the registrant’s filing accurately reflects the information provided by the qualified person.

Sources of Information

Our disclosures in this Item 2 are based on information provided to us by the operators of the properties or disclosed by the operators in their public filings with the SEC or Canadian securities regulators, including technical reports filed with Canadian securities regulators pursuant to National Instrument 43-101 (“NI 43-101”), and the 2014 Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards and 2019 Best Practice Guideline (“CIM Standards”). In addition, certain of the operators of the properties underlying our interests prepare mineral reserve and mineral resource estimates in accordance with the 2012 Edition of the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves (“JORC”). We are providing this information because it represents information that we have in our possession and that we believe is responsive to the disclosure obligations set forth in S-K 1300.

None of our principal properties have had technical report summaries prepared by the operators under S-K 1300. For our principal properties, we requested that the operators either (i) designate qualified persons who would prepare technical report summaries under S-K 1300 for filing with the SEC and sufficiently coordinate with us to enable us to prepare disclosure of all required information under S-K 1300 relating to the properties, or (ii) provide qualified persons designated by us with site access and underlying technical data, reports, models, and other information sufficient for the qualified persons designated by us to prepare technical report summaries under S-K 1300 for filing with the SEC and enable us to prepare disclosure of all required information under S-K 1300 relating to the properties. In each case, the operator denied our request. None of the operators is an affiliate of the Company.

Any references in this Annual Report to the technical reports, technical report summaries, or other information publicly disclosed by the operators of the properties subject to our royalty interests shall not be deemed to incorporate such information by reference into this report or any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates such information by reference.

Omission of Certain Information

While S-K 1300 generally requires registrants that hold royalty, streaming, or other similar rights to provide the same disclosure regarding properties as the operators of the properties, S-K 1300 also provides certain accommodations to registrants that hold royalty, streaming, or other similar rights. We rely on the accommodations set forth in Item 1303(a)(3) and Item 1304(a)(2) of Regulation S-K to omit information required under Items 1303 and 1304 to which we lack access, and in accordance with Item 1303(a)(3) and Item 1304(a)(2) of Regulation S-K, we (i) specify the information to which we lack access, (ii) explain that we do not have access to the required information because obtaining the information would result in an unreasonable burden or expense or we requested the information from the applicable operator and our request was denied, and (iii) provide all required information that we do possess or can acquire without incurring an unreasonable burden or expense.

Absent an exemption, a registrant must obtain a dated and signed technical report summary from a qualified person identifying and summarizing the information reviewed and conclusions reached by the qualified person about the mineral resources or mineral reserves determined to be on each material property. As noted above, we do not have sufficient access and information for qualified persons acting on behalf of the Company to arrive at sufficient findings and conclusions, or prepare adequate supporting documentation, for us to disclose mineral resources or mineral reserves under the standards for disclosure established by S-K 1300 for any of the principal or other properties in which we hold stream or royalty interests, and accordingly, we have not sought to obtain dated and signed technical report summaries from qualified persons pursuant to Item 1302(b)(1) of Regulation S-K.

Applicable Internal Controls

We have in place procedures to gather certain limited information from operators concerning the properties over which we hold stream and royalty interests, including reviewing operator reports (mostly consisting of public filings by the operators, in most cases under foreign reporting regimes and not pursuant to S-K 1300), reviewing information provided to us by the operators under the terms of our stream or royalty agreements, and, in some cases, discussing the properties with operator personnel and reviewing information gained from site visits.

As noted above under “Mineral Resources and Mineral Reserves,” we do not disclose mineral resources and mineral reserves pursuant to S-K 1300 for the properties with respect to which we hold stream and royalty interests except where we or the owner or operator have prepared and filed a S-K 1300 technical report summary with the SEC. In addition, we do not engage in exploration efforts on those or any other properties. As such, we do not use internal controls in any exploration and mineral resource and reserve estimation efforts within the meaning of Item 1305 of Regulation S-K.

Royalty Interests

S-K 1300 Project Classifications

We generally classify our royalty and streaming interests based on the stage of development of the projects underlying such interests.

The table below classifies projects based upon the definitions set forth in S-K 1300, utilizing the following classifications:

•
Production Stage Property – is a property with material extraction of mineral reserves.

•
Development Stage Property – is a property that has mineral reserves disclosed pursuant to S-K 1300, but no material extraction.

•
Exploration Stage Property – is a property that has no mineral reserves disclosed.

Based on the classifications set forth in S-K 1300, as of the date hereof, we have 15 royalty and lease interests on 9 Production Stage Properties and 24 royalty and lease interests on 22 Exploration Stage Properties.

Geographic Location of Interests

The following map sets forth the locations of the projects associated with our existing royalty and lease interests.

Uranium Royalty's Global Portfolio

LEGEND
STAGE OF DEVELOPMENT
In Production
Exploration
ROYALTY TYPE
SODA ASH
URANIUM
RENEWABLE ENERGY
SWEETWATER MINERAL RIGHTS AREA
Athabasca Basin Uranium District
Roughrider
JEB Mill
Dawn Lake
Rabbit Lake Mill
Cigar Lake
McArthur River
Cree Extension
Millennium
Wheeler North
Russell Lake
Getty East
Key Lake Mill
Aberdeen
Michelin
Green River Soda Ash District
Granger
Big Island
Westvaco
Alchem
American Soda
Project West
Dry Creek
Lance
Reno Creek
Dewey-Burdock
Sweetwater Mineral Rights Area
San Rafael
Energy Queen
Slick Rock
Church Rock
Whirlwind
Anderson
Roca Honda
Workman Creek
Africa
Salamanca
Langer Heinrich

Summary Disclosure

The following tables sets forth summary information regarding our royalty and lease interests, including location of the properties, type and amount of ownership interest, identity of operator or owners, stage of the properties, and mine types:

Name	Operator	Interest	Jurisdiction	Location Latitude	Location Longitude
Big Island	Şişecam	8% PR(1)	Wyoming, USA	41.718	-109.692
American Soda	American Soda	8% PR(1)	Wyoming, USA	41.501	-109.758
Alchem	Tata	8% PR(1)	Wyoming, USA	41.594	-109.755
Westvaco	WE Soda	8% PR(1)	Wyoming, USA	41.624	-109.815
Granger	WE Soda	8% PR(1)	Wyoming, USA	41.673	-109.899
Project West	WE Soda	8% PR(1)	Wyoming, USA	41.410	-109.779
Dry Creek Trona	Pacific Soda LLC (“Pacific Soda”)	8% PR(1)	Wyoming, USA	41.339	-109.800
McArthur River(2)(7)	Cameco	1% GORR	Saskatchewan, Canada	57.762	-105.052
Waterbury Lake / Cigar Lake(2)(4)(5)	Cameco / Orano	10%-20% NPI	Saskatchewan, Canada	58.068	-104.540
Langer Heinrich	Langer Heinrich Uranium (Pty) Ltd.	A$0.12 / kg U3O8	Namibia	-22.815	15.325
Lance	Peninsula Energy Limited (“Peninsula”)	1% GRR 4% GRR	Wyoming, USA	44.58	-104.958
Aberdeen(3)	Geiger Energy Corp. (“Geiger”)	2% GRR	Nunavut, Canada	64.377	-98.108
Anderson	Uranium Energy Corp. (“UEC”)	1% NSR	Arizona, USA	34.308	-113.276
Churchrock	Laramide Resources Ltd. (“Laramide”)	4% NSR 6% GORR	New Mexico, USA	35.625	-108.553
Cree Extension(8)	Cameco	10% NPI	Saskatchewan, Canada	57.619	-105.513
Dawn Lake(2)(4)(6)	Cameco / Orano	10%-20% NPI	Saskatchewan, Canada	58.267	-104.039
Dewey-Burdock(2)	enCore Energy Corp. (“enCore”)	30% NPR 2%-4% GVR	South Dakota, USA	43.480	-104.000
Energy Queen(2)	Energy Fuels Inc. (“Energy Fuels”)	1% GVR	Utah and Colorado, USA	38.310	-109.331
Michelin	Paladin Energy Ltd. (“Paladin”)	2% GRR	Newfoundland and Labrador, Canada	54.565	-59.947
Millennium(8)	Cameco	10% NPI	Saskatchewan, Canada	57.520	-105.637
Reno Creek(2)(9)	UEC	0.5% NPI	Wyoming, USA	43.660	-105.673

Roca Honda(2)(10)	Energy Fuels	4% GRR	New Mexico, USA	35.353	-107.700
Roughrider(11)	UEC	1.9766% NSR	Saskatchewan, Canada	58.337	-104.042
Russell Lake(11)	Skyharbour Resources Ltd. (“Skyharbour”)	1.9766% NSR	Saskatchewan, Canada	57.262	-105.351
Wheeler North(11)	Denison Mines Corp. (“Denison”)	1.9766% NSR	Saskatchewan, Canada	57.532	-105.202
Getty East(11)	Skyharbour	1.9766% NSR	Saskatchewan, Canada	57.310	-105.480
Salamanca	Berkeley Energia Limited (“Berkeley”)	0.375% NSR	Retortillo, Spain	40.797	-6.333
San Rafael(2)	Western Uranium Corporation	2% NSR	Utah, USA	38.960	-110.360
Slick Rock	Anfield Energy Inc. (“Anfield”)	1% NSR	Colorado, USA	38.050	-108.858
Whirlwind(2)	Energy Fuels	2%-4% GVR	Utah and Colorado, USA	38.630	-109.060
Workman Creek	UEC	1% NSR	Arizona, USA	33.833	-110.950

_____________________________

Notes:

(1)
The principal economic entitlement is generally an 8% production royalty less permitted deductions (typically direct bagging and palletizing costs and freight allowances), although several agreements include alternative calculations, minimum royalties, advance royalties, escalation provisions or most-favored / highest-comparable-rate mechanisms that may affect the royalty ultimately payable. Royalty calculations may be subject to permitted deductions, adjustments or net-back concepts, including for items such as transportation, freight, handling, taxes, discounts, allowances, bagging, palletizing or other costs specified in the applicable agreement. Certain agreements also include special rules for particular products or streams, including purge liquor, decahydrate, compound sodium products, intermediate products, intracompany transfers and materials recovered from waste or tailings-related sources.
(2)
Royalty applies to only a portion of the project.
(3)
Royalty is subject to the buyback right of the operator, whereby a 0.5% GRR may be repurchased for $1 million after the announcement of a successful pre-feasibility study, exercisable for a period of six months and expiring on June 4, 2032.
(4)
Royalty to decrease to a 10% NPI after 200 Mlbs of uranium production from the combined royalty lands of the Dawn Lake and Waterbury Lake/ Cigar Lake projects.
(5)
Royalty applies to a 3.75% share of overall uranium production, drawn from Orano’s 40.453% ownership interest
(6)
Royalty applies to a 7.5% share of overall uranium production.
(7)
Royalty applies to an approximate 9% share of uranium production derived from an approximate 30.195% ownership interest of Orano.
(8)
Royalty applies to an approximate 20.6955% participating interest in the project. The royalties on the Cree Extension and Millennium projects are represented by the same royalty instrument.
(9)
Royalty subject to a maximum amount payable of US$2.5 million.
(10)
Royalty subject to the right of the payor to purchase the royalty for US$5 million at any time prior to the first royalty payment becoming due thereunder.
(11)
The royalties on the Roughrider, Russell Lake, Wheeler North and Getty East projects are represented by the same royalty instrument.

Name	Operator	Project Stage	Mine Types
Big Island	Şişecam	Production	Underground room and pillar
American Soda	American Soda	Production	Underground longwall
Alchem	Tata	Production	Underground room and pillar
Westvaco	WE Soda	Production	Underground longwall and solution
Granger	WE Soda	Production	Underground flooded solution
Project West	WE Soda	Exploration	Solution
Dry Creek Trona	Pacific Soda	Exploration	Solution
McArthur River	Cameco	Production	Conventional underground mine.
Waterbury Lake / Cigar Lake	Cameco / Orano	Production	Conventional underground mine.

Langer Heinrich	Langer Heinrich Uranium (Pty) Ltd.	Production	Conventional open pit mine.
Lance	Peninsula	Production	ISR
Aberdeen	Geiger	Exploration	Not a current mining operation.
Anderson	UEC	Exploration	Combination of conventional open-pit and underground mine.
Churchrock	Laramide	Exploration	ISR
Cree Extension	Cameco	Exploration	Not a current mining operation.
Dawn Lake	Cameco / Orano	Exploration	Not a current mining operation.
Dewey-Burdock	enCore	Exploration	ISR
Energy Queen	Energy Fuels	Exploration	Conventional underground mine.
Michelin	Paladin	Exploration	Combination conventional open-pit and underground mine.
Millennium	Cameco	Exploration	Conventional underground mine.
Reno Creek	UEC	Exploration	ISR
Roca Honda	Energy Fuels	Exploration	Conventional underground mine.
Roughrider	UEC	Exploration	Not a current mining operation.
Russell Lake	Skyharbour	Exploration	Not a current mining operation.
Wheeler North	Denison	Exploration	Not a current mining operation.
Getty East	Skyharbour	Exploration	Not a current mining operation.
Salamanca	Berkeley	Exploration	Conventional open-pit mine.
San Rafael	Western Uranium Corporation	Exploration	Conventional open-pit mine.
Slick Rock	Anfield	Exploration	Conventional open-pit mine.
Whirlwind	Energy Fuels	Exploration	Conventional open-pit mine.
Workman Creek	UEC	Exploration	Conventional open-pit mine.

It is difficult for us to assess the total number of acres related to our royalty interests by references to operator disclosure or review of public records because our interests do not always cover the entirety of a property. Also, in some cases, our interests extend to mineral rights acquired by an operator within an area of interest beyond the original property boundaries at the time of our investment, and the operators will, from time to time, add or subtract acreage from individual properties without notice to us.

Additionally, with respect to the Sweetwater Operations, we generally receive a royalty on half of the trona and soda ash production and sales from the KSLA, as mineral ownership within the KSLA is checkerboarded between our Sweetwater Interests and lands owned by other entities including governmental organizations.

The table below presents the production that is attributable to our royalty interests for the last three fiscal years.

			Years Ended
Operation	Product	Unit	April 30, 2024	April 30, 2025	April 30, 2026
Green River Basin(1)	Soda Ash	Short Tons	5,760,370	6,475,041	4,819,284
McArthur River(2)	Uranium Oxide	Pounds	12,165	18,366	13,618
Langer Heinrich(3)	Uranium Oxide	Pounds	0	1,795,642	3,936,873

______________________________

Notes:

(1)
Totals represent the combined attributable proportion of production for operations in the Green River Basin. Individual operation production amounts are considered confidential by our counterparties and are not publicly available.
(2)
Totals represent the attributable pounds delivered under the royalty agreement.
(3)
Totals represent the pounds sold on a 100% basis from the operation to which our production royalty applies.

Titles, Mineral Rights, Leases, or Options and Acreage Involved

The titles, mineral rights, leases, and options involved with our royalty and streaming interests vary depending on the country and include exploitation concessions, unpatented and patented claims, fee lands, mining leases and prospecting and mining licenses. See “– Material Property”, below, for information about the specific titles, mineral rights, leases, options and acreages involved at our material properties.

We have an indeterminable number of acres relating to our royalty and streaming interests because our interests do not always cover 100% of each property. In some cases, our interests extend to an area of interest beyond the original property boundaries, while in others, the land position covered by a given interest is modified as the result of operators, from time to time, adding or subtracting acreage from individual properties.

Key Permit Conditions

Operators of the mines that are subject to our royalty interests must comply with environmental, mine safety, land use, waste disposal, remediation and public health laws and regulations promulgated by federal, state, provincial and local governments in the United States, Canada, Spain, Namibia and other countries where we hold interests. Although we, as a royalty interest owner, are not responsible for ensuring compliance with these laws and regulations, failure by the operators to comply with applicable laws, regulations and permits can result in injunctive action, orders to suspend or cease operations, damages, and civil and criminal penalties against the operators, which could have a material adverse effect on our results of operations and financial condition.

In general, we have no decision-making authority regarding the development or operation of the mineral properties underlying our royalty interests. Operators make all development and operating decisions, including decisions about permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters, and temporary or permanent suspension of operations.

Royalty Production

Certain of our royalties do not apply to the entirety of the producing areas of the underlying projects. Accordingly, in such cases, the amount of our royalties and underlying production differs from the production disclosure of the operators of such projects. Additionally, based on applicable royalty terms, the reports we receive from such operators may not include production information specific to our royalty coverage.

Mineral Resources and Mineral Reserves

Certain of the owners and operators of the projects underlying our interests have prepared and disclosed mineral resources and mineral reserve estimates which have been estimated with the CIM Definition Standards and NI 43-101. In certain cases, S-K 1300 allows disclosure of such mineral resources and mineral reserves only where we or the owner or operator have prepared and filed an S-K 1300 technical report summary with the SEC.

Additionally, certain of the owners and operators of the projects underlying our interests have disclosed mineral resource and/or mineral reserve estimates that apply to a greater portion of the underlying properties than what is covered by our interests. In such cases, we have not disclosed such estimates herein as per S-K 1300 requirements.

However, the following is a summary of S-K 1300 mineral resource and mineral reserve estimates which we have access to which were disclosed by the owners and operators of projects underlying our royalty interests, where we believe our interest applies to the entirety of such disclosed estimate. The information is from 2023-24 and may not be accurate currently.

	Indicated mineral resources			Measured and indicated mineral resources			Inferred mineral resources
	Amount (tonnes)	Grade (% U3O8)	Metal (Mlbs)	Amount (tonnes)	Grade (% U3O8)	Metal (Mlbs)	Amount (tonnes)	Grade (% U3O8)	Metal (Mlbs)
Uranium
Arizona, U.S.A.
Anderson(1)	14.67	0.10	32.06	14.67	0.10	32.06
Workman Creek(2)							1.80	0.11	4.46
Saskatchewan, Canada
Roughrider(3)	0.70	1.81	27.86	0.70	1.81	27.86	0.62	2.44	33.38

__________

Notes:

(1)
Mineral Resources (Anderson Project)
a.
Mineral Resources are not mineral reserves and do not have demonstrated economic viability.
b.
Short tons were converted to metric tonnes for consistency and contained metal is in reported in imperial pounds.
c.
Economic factors have been applied to the estimates in consideration of reasonable prospects for economic extraction.
d.
0.02% eU3O8 grade cutoff and a 0.1 ft% GT cutoff were utilized for the estimate.
e.
Grade is radiometric equivalent grade (eU3O8)
f.
Estimates have been rounded and may not add up due to significant figure rounding.
g.
The effective date of the estimate is March 9, 2023.
(2)
Mineral Resources (Workman Creek)
a.
Mineral Resources are not mineral reserves and do not have demonstrated economic viability.
b.
Short tons were converted to metric tonnes for consistency and contained metal is in reported in imperial pounds.
c.
Economic factors have been applied to the estimates in consideration of reasonable prospects for economic extraction using a commodity price of $75 per pound uranium oxide.
d.
Metallurgical recovery was assumed at 90%.
e.
The chosen cutoff for underground mining methods is a minimum grade of 0.05% eU3O8 and a GT of 0.30%Ft.
f.
Grade is radiometric equivalent grade (eU3O8)
g.
Estimates have been rounded and may not add up due to significant figure rounding.
h.
The effective date of the estimate is February 14, 2023.
(3)
Mineral Resources (Roughrider Project)
a.
There are no Mineral Reserves estimated for this project.
b.
Mineral Resources are reported diluted within the MSO (Mining Stope Optimization) shapes based on a U3O8 price of US$85/lb of U3O8 and metallurgical recovery of 97.5%. A longhole mining method was assumed with an approximate cut-off of 0.30% U3O8. The MSO shapes were estimated by Snowden, a third-party firm comprising mining experts the definition defined by S-K 1300.
c.
The Mineral Resource estimate was prepared by UMR, a third-party comprising mining experts under the definitions defined by S-K 1300.
d.
The tonnage is presented in metric tonnes and contained metal is reported in imperial pounds.
e.
Estimates have been rounded and may not add up due to significant figure rounding.
f.
The effective date of the estimate is November 5, 2024.

As a result of this requirement and the relief provided to royalty holders under S-K 1300, the disclosure contained herein does not include estimates of mineral resources or mineral reserves that have been prepared by the owners and operators of the projects underlying our interests, where such estimates are not contained in an S-K 1300 technical report summary. Accordingly, mineral reserves and resource estimates prepared by owners and operators under NI 43-101 and JORC are not included in this Annual Report.

Other Investments

In connection with our acquisition of the Sweetwater Interests, we acquired the total landholding position of the Sweetwater Entities across Wyoming, Utah and Colorado. See “1. Business – Landholdings”.

Offices

Our principal executive offices are located at 141 Union Blvd, Suite #310, Lakewood, CO 80228. We also maintain an office at 1188 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada V6E 4A2. We do not currently own any material real estate used for office purposes. We believe that we have adequate space for our anticipated needs.

Material Properties

The following is a description of our royalty interests on the Sweetwater Operations.

Certain information regarding the Sweetwater Operations as contemplated under S-K 1300 has not been included herein on the basis that it is unavailable to us in our capacity as a royalty holder on the applicable properties and that obtaining such information would result in an unreasonable burden and expense. Such excluded information includes: (a) mineral resources and mineral reserves estimates and those technical and economic factors required to generate such estimates; (b) the state of exploration and development work on the operations; (c) details as to the modernization and physical equipment, facilities, infrastructure, and underground development; (d) the total cost for or book value of the underlying property and its associated plant and equipment; (e) descriptions of significant encumbrances on the property; and (f) the description of internal controls utilized by the operators for the potential generation of mineral resource and reserve efforts.

Royalty Interests

As a result of our acquisition of the Sweetwater Interests in July 2026, we indirectly acquired royalty and related payment interests under a portfolio of sodium lease agreements associated with five operating and two advanced greenfield natural soda ash projects in the Green River Basin. Our future revenues from the Sweetwater Interests will be derived primarily from payments made by lessees or operators under those agreements, including royalty-based and other lease-based payments.

Royalty revenues are dependent on, among other things, production and sales of sodium mineral products by third-party operators, prevailing market prices for soda ash and other sodium mineral products, operator decisions, permitting and regulatory matters, and the continued enforceability and performance of the underlying royalty-bearing agreements.

The Sweetwater Entities’ royalty and related payment interests arise under a number of lease, license and similar agreements entered into over several decades. These agreements vary in form, term, continuation provisions and payment mechanics. The royalty arrangements generally entitle the Sweetwater Entities to payments based on the production, sale or transfer of soda ash, sodium mineral products and related products derived from the applicable leased lands, and certain agreements may include minimum, advance, rental, bonus, shortfall or similar payment provisions. The agreements also contain provisions relating to reporting, audit rights, operations, assignment, default and other matters customary for royalty-bearing mineral leases and similar arrangements. The interests, as currently defined, are described to extend so long as commercial production occurs.

Across the portfolio, the principal economic entitlement is generally an 8% production royalty less permitted deductions (typically direct bagging and palletizing costs and freight allowances), although several agreements include alternative calculations, minimum royalties, advance royalties, escalation provisions or most-favored / highest-comparable-rate mechanisms that may affect the royalty ultimately payable. Royalty calculations may be subject to permitted deductions, adjustments or net-back concepts, including for items such as transportation, freight, handling, taxes, discounts, allowances, bagging, palletizing or other costs specified in the applicable agreement. Certain agreements also include special rules for particular products or streams, including purge liquor, decahydrate, compound sodium products, intermediate products, intra-company transfers and materials recovered from waste or tailings-related sources.

The underlying agreements contain confidentiality provisions restricting disclosure of detailed contractual, operational, geological, production and other information. Accordingly, the disclosure in this Annual Report describes the Sweetwater Entities’ trona royalty portfolio on an aggregated basis, except where more specific disclosure is necessary to provide full, true and plain disclosure of all material facts. No individual lease, license or similar agreement has been determined to be a material contract; however, the Sweetwater Entities’ trona royalty portfolio, taken as a whole, is material to the Sweetwater Entities’ business.

Based on applicable royalty terms, the reports that the Sweetwater Entities receive from the operators of projects underlying the royalty interests may not include production information specific to the Sweetwater Entities royalty coverage.

The Trona Leases represent approximately 50% of the area coverage of mineral lease holdings applicable to the underlying mining operations and an attributable production rate averaging approximately 48% over the period from 2011 to 2025 based on historical royalty revenue statements.

The Sweetwater Entities are holders of a non-operating royalty interest and do not have the same access to operator-level data as an operating mining company. The Sweetwater Entities’ rights and economic interests are dependent on the terms of the applicable lease and license agreements and on the continued conduct of mining, processing, transportation and sales activities by third-party operators. See “Risk Factors - Royalties, streams and similar interests may not be honored by operators or counterparties.”

The operators mine on BLM land and on the Sweetwater Entities’ land. The historical attributable production (%) for realized attributable production from the KSLA is set forth as follows:

Sweetwater Historical Attributable Production (%)
Overall
2011-2025 Operator Average
80%
70%
60%
50%
40%
30%
20%
10%
-
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
48%
43%
Checkerboard lands drive a ~50% long-term production share for Sweetwater with periodic swings both above and below the long-term average

Historical trona production reported by operators in the annual reporting to the State of Wyoming State Mine Inspector’s Office (Source: State of Wyoming,1949–2026), for 2015 to 2025 converted to soda ash equivalent in the Green River Basin is shown in the following figure. Production has been relatively consistent over the last nine years and has ranged between 10.2 and 12.3 million tons. The lower amount is largely attributed to the COVID-19 pandemic in 2020.

Project Description, Location and Access

The Sweetwater Operations are situated in a developed mining district near the town of Green River, in the county of Sweetwater in the state of Wyoming. The district benefits from access by Interstate 80, regional rail infrastructure and established mining and processing facilities. The Green River Basin has supported commercial trona mining and soda ash production for decades. The Sweetwater Operations are not a single operated mine. Rather, it is a portfolio of mineral and royalty interests underlying producing and exploration-stage trona assets operated by third parties. The figure below shows the location of the operations relative to Highway I-80, existing railways, and the Green River. The figure below outlines the locations of the specific operations that are currently producing or that are currently submitted for permit and license review in the Green River Basin area.

Legend
Trona Operations
Operator
American Soda (Solvay)
Pacific Soda
Sisecam
Tata
WE Soda
Big Island
Granger (Genesis)
Westvaco (Genesis)
Alchem
American Soda
West Soda
Dry Creek
Green River
Big Island Rd
Old Little America Rd
CHICKEN DRAW
80
-110°
-109°55'
-109°50'
-109°45'
-109°40'
-109°35'
41°45'
41°40'
41°35'
41°30'
41°25'
41°20'
N
2 1 0 2 4 6 8
Miles
National Geographic, Esri, Garmin, HERE, UNEP-WCMC, USGS, NASA, ESA, METI, NRCAN, GEBCO, NOAA, increment P Corp.

The Sweetwater Entities hold approximately 250,386 acres of fee mineral interests within the KSLA and approximately 206,278 acres of overlying surface rights. Within this total, the Sweetwater Entities’ material interests are defined by 12 lease and license agreements covering approximately 108,934 acres. An outline of the mineral lease locations is provided in the figure below:

MT
SD
ID
Jackson
WY
Rock Springs
NE
Cheyenne
UT
Map Area
CO
189
240
Opal
30
372
WY702
Sisecam Wyoming
WY704
WY701
Genesis Alkali
Granger
Tata Chemicals
WY703
James Town
Purple Sage
WY715
WY705
374
Green River
American Soda
80
WY710
WY739
WY716
2022 TC Soda
L11
Lyman
Urie
Mountain View
530
Flaming Gorge
191
Dutch John
44
Flaming Gorge
Trona Mine
Mechanically Mineable Trona Area (1998)
Known Sodium Leasing Area
WE Soda Lease Boundary
Sisecam - Pacific Soda Project Lease Boundary
Sisecam Lease Boundary
WE Soda - Project West Lease Boundary
American Soda Lease Boundary
Tata Lease Boundary
Uinta Lease Boundary
SWTRE Mineral Ownership
Interstate
US Highway
State Highway
County Boundary
Populated Place
Flaming Gorge
NAD 1983 UTM Zone 12N
N
Miles
Kilometers
0
5
10
0
5
10
15
URRO26002AA Location Map
3/31/2026

Age and Condition of Infrastructure

Wyoming State Mine Inspector’s annual reports indicated that trona production began in 1949 at Westvaco using conventional room-and-pillar mining methods and subsequently in 1950 for its Granger Mine. The Big Island Mine opened in 1962 and American Soda Operations followed in 1979.

The Sweetwater Entities do not have specific information about the physical condition of equipment and infrastructure at the sites. As a royalty holder, the Sweetwater Entities did not inspect the processing and refining plants but as evidenced by product sales in royalty production reports, the soda ash processing plants and refining capabilities appear to be maintained and routinely upgraded.

Book Values

The operators do not provide us with the operator’s book value or total cost detail for the property and associated plant and equipment.

History

Commercial trona development in the Green River Basin began after discovery drilling in the late 1930s, with Westvaco producing first trona from Bed 17 in 1949, and the Green River Basin has since supported more than 70 years of continuous trona mining and soda ash production. The mineral lease holdings underlying the current royalty interests are private mineral holdings originally derived from grants under the Pacific Railroad Act of 1864, with ownership history passing through Union Pacific and related successors before vesting in the Sweetwater Entities in 2016.

The production of trona sourced from the Wyoming State Mine Inspectors’ annual reports from 1949-2024 is shown in the figure below (Source: State of Wyoming, 1949–2026. Annual Report of the State Inspector of Mines of Wyoming, prepared by the State of Wyoming, Department of Workforce Services, Office of the Mine Inspector, Rock Springs, WY, available online at https://dws.wyo.gov/dws-division/state-mine-inspectors-office/annual-reports/). Production ramped up over the decades as the new mines commenced operations and has held steady since the mid-1990s.

Property Geology

The Green River Basin of southwestern Wyoming hosts the world’s largest trona resource within the Eocene Green River Formation that was deposited in an alkaline, closed-basin lake system known as Lake Gosiute. This basin developed during the Laramide Orogeny, where surrounding uplifts created a structurally confined foreland basin that facilitated prolonged evaporite accumulation. Trona, sodium sesquicarbonate, which consists of more than 70% sodium carbonate, is often referred to as natural soda as the product of refining trona.

Between approximately 53.5 and 48.5 million years before present (“YBP”), Lake Gosiute underwent cyclic climatic fluctuations coupled with prolonged subsidence, which resulted in repeated sequences of lacustrine sedimentation and evaporite formation. These processes produced laterally extensive bedded evaporites with interbeds of oil shale and marlstone rich in disseminated evaporite minerals.

The Green River Formation conformably overlies the fluvial Wasatch Formation and is overlain by the Bridger Formation, reflecting a transition from fluvial to lacustrine and back to fluvial conditions. The Green River Formation is subdivided into three members, in ascending order: Tipton Shale (early lacustrine), Wilkins Peak (hypersaline evaporitic), and Laney (waning lacustrine).

The Wilkins Peak Member is the principal economic unit and comprises interbedded carbonates, mudstones, and evaporites deposited under highly restricted conditions. This member reaches a thickness of up to approximately 1,350 feet (ft) and contains 42 identified trona beds, of which 25 are laterally continuous and economically significant. Deposition occurred within a migrating depocenter, resulting in predictable spatial variability in thickness and grade with beds exhibiting a shallow regional dip of approximately 1–3 degrees (°).

Trona (Na3 (CO3) (HCO3) 2H2O) is an evaporite mineral that precipitates in nonmarine, lacustrine, and highly saline environments. During the middle Eocene epoch (53.5 – 48.5 million YPB), intermittent volcanic activity contributed abundant ash to the depositional environment of ancestral Lake Gosiute. After being aerially deposited into the large alkaline lake, the ash was altered and contributed dissolved ions to the local sediments and lake waters. Major ions in solution likely included Ca, Mg, Na, HCO3, SO4, and Cl-. In addition to climatic chemical processes – the most notable being evaporation – biogenic processes strongly influenced the solution chemistry and composition of the lake waters from which trona minerals precipitated. The trona deposit model requires local association with soluble, alkalic rocks or detrital material before mineral precipitation.

Typical gangue materials include oil shale, shale, and marlstone. A conventionally mined trona bed commonly exhibits greater than 85% trona grade. Dissolution surfaces and structures are common at and near contact with marlstone or shale interbeds.

Thirteen trona beds (1–4, 12, 14–15, 17, 19–21, 24–25) are considered primary mining targets and support both conventional underground and solution-mining methods.

Properties Description

The Green River Basin is the world’s largest natural soda ash production district, with multiple long-life operations extracting trona from the Wilkins Peak Member of the Green River Formation using conventional underground mining and solution-mining methods.

Conventional underground mining methods dominate production within the Green River Basin, although solution mining has been increasingly adopted to recover additional trona resources and extend the life of the operations. The mines currently operate within Beds 17, 24, and/or 25. Solution mining has become an increasingly important method for recovering trona resources in the Green River Basin for beds that cannot be economically extracted by conventional underground mining techniques.

A summary of the mining methods employed by each operator is provided in the table below.

Operator	Primary Mining Method	Primary Mining Equipment	Secondary Mining Equipment
WE Soda – Westvaco	Longwall	Longwall Shearer, AFC, Hydraulic Support	BM, Shuttle Car
WE Soda – Granger	Solution	N/A	N/A
Şişecam	Room-and- Pillar	CM, Shuttle Car	N/A
American Soda	Longwall	Longwall Shearer, AFC, Hydraulic Support	BM, Shuttle Car, FCT
Tata	Room-and-Pillar	BM, FCT	CM, Shuttle Car
CM = continuous miner AFC = Armored Face Conveyor FCT = Flexible Conveyor Train

Historical trona production for 2016 to 2025, as reported by the operators in the annual reporting to the State of Wyoming State Mine Inspector’s Office (Source: Annual Report of the State Inspector of Mines of Wyoming, prepared by the State of Wyoming, Department of Workforce Services, Office of the Mine Inspector, Rock Springs, WY, available online at dws.wyo.gov/dws-division/state-mine-inspectors-office/annual-reports/) , converted to soda ash equivalent is shown in Figure C-3. Production has been relatively consistent over the last 9 years and ranged between 10.2 and 12.3 Mt. The lower production amount is largely attributed to the 2020 COVID-19 pandemic.

In addition to the Greenfield solution mines, several expansion initiatives have been disclosed by the operators. WE Soda has disclosed (Source: WE Soda News Release titled "Acquisition of Genesis Alkali, creating the world’s leading soda ash producer", available online at wesoda.com/news-resources/information-library/acquisition-of-genesis-alkali-creating-the-world-s-leading-soda-ash-producer/) a 1.1–1.7 million short tons per annum (“Mtpa”) (1.0 – 1.5 million metric tons) expansion at the Westvaco operation as Project West is constructed. WE Soda intends to pipe solution from Project West north to Westvaco until Project West is fully operational. Tata is currently permitting (Source: WDEQ Public Notice for Tata Chemicals Soda Ash Partners LLC (F000361/A0016112), available online at www.publicnow.com/view/C1C30AAA0E5C2F5BE9309D9A6CA52EC25A43F2C3) a 400 thousand tons per annum (“Ktpa”) expansion at the Alchem mine, intended to be completed in two 200 Ktpa phases beginning in 2029. Lastly, American Soda is proposing a solution mining expansion to increase production at the American Soda operation, but operational details were not publicly available (Source: Dry Creek Draft EIS Report submitted for the Dry Creek Trona Mine Project dated August 2024, submitted to the EPA under EIS number 20240146 and available at cdxapps.epa.gov/cdx-enepa-II/public/action/eis/details?eisId=480764).

The Sweetwater Entities do not themselves conduct mining operations. Their economic exposure is derived from the production and sale of soda ash by third-party operators to the extent such production is subject to the applicable lease and royalty arrangements.

Infrastructure

The Green River Basin is a mature mining district with established infrastructure supporting trona mining and soda ash production. The area benefits from highway access, including Interstate 80, regional rail infrastructure, and integrated mining and processing facilities associated with long-standing operations in the Green River Basin. Regional electrical power generation and distribution is sufficient and reliable. The communities of Green River and Rock Springs are well-established and provide strong mining and industrial support capabilities and workforce.

The following descriptions are compiled from public permitting records submitted to state regulators by the operators. All plant facilities are accessible by spur rails, which connect to a nearby east-west main rail controlled by Union Pacific. A contract railyard is available along La Barge Road (Highway 372) to allow for the assembly of unit trains.

Natural gas is used to produce process steam for soda ash production and at facilities with on-site power generation. During winter, natural gas is used by mines for heating the mine air intake.

With the exception of the American Soda plant, all operations have on-site power generation. American Soda’s power is purchased from Pacific Corp. (Rocky Mountain Power).

•
WE Soda: Power for the Westvaco and Granger operations is produced from two natural gas plants with a combined output of 41.5 megawatts, with additional power purchased from a 65-megawatt plant owned by Rocky Mountain Power.
•
Şişecam: Power for the Big Island operation is produced from a 25-megawatt natural gas plant.
•
Tata: Power for the Tata operation is produced from a 30-megawatt natural gas plant.

The operators use fresh surface water for power generation and solution mining. Water is provided by water rights accessed by pumping from the Green River, as described in the table below, as provided by WDEQ permitting documents (Source: Green River Basin Plan: Basin Water Use Profile – Industrial, prepared by Purcell Consulting, P.C., for the Wyoming State Water Planning Team, Cheyenne, WY, available online at https://waterplan.state.wy.us/plan/green/techmemos/induse.html). Water consumption is estimated based on the process to produce soda ash from mechanical mining, using 200 gallons per ton of soda ash, and the water requirement of the on-site power plant is 250 gallons per ton of soda ash.

Entity	Water Rights	Priority	Notes
WE Soda – Granger	22808 – 5.0 cfs 7032 Enl. – 2.5 cfs	7/7/1996 7/1/1992	Water is supplied by an 8-mile pipeline from the Green River.

WE Soda – Westvaco	20077 – 17.0 cfs	8/27/1946	Project West plans to use these rights for the Greenfields project.
Tata - Alchem	22748 – 6.5 cfs	12/27/1963	Water is diverted from the Green River and delivered to the plant via a 7-mile pipeline.
Şişecam – Big Island Mine	22075 – 8.72cfs	2/1/1960

Water for the plant is pumped from the Green River through two 18-inch steel pipelines, which are both approximately 7,000 ft long.Pacific Soda plans to use these rights for the Dry Creek Trona Greenfields project.

American Soda	26126 – 5.0 cfs	12/4/1978	Water is diverted from the Green River and delivered to the plant via a 15-mile pipeline with a 1-million-gallon surge pond.

cfs – cubic feet per second

Şişecam, Tata, and WE Soda – Granger use an on-site landfill for solid-waste disposal. The landfills are only used by the operations and are filled with general plant waste (e.g., paper, cans, plastics, and food waste).

Land tenure in the project area includes federal, state and private mineral holdings. Operations are conducted under established permitting frameworks administered by applicable federal and state agencies, including permitting and reclamation oversight for both conventional underground mining and solution-mining activities.

Permitting and Encumbrances

Existing operations are reported to hold the mining permits required for their activities and are expected to maintain those permits in good standing. Publicly available permitting, compliance and operational information includes records from the WDEQ, BLM materials and other regulatory sources.

Title, permitting and environmental information regarding the material lease agreements and related operations is based on information available to the Sweetwater Entities, publicly available regulatory records, operator-submitted materials and third-party diligence materials reviewed by the Company. The Company has not obtained or filed a technical report summary under S-K 1300 with respect to the Sweetwater Operations, and none of the above-referenced sources are incorporated by reference into this Annual Report.

As a royalty holder, the Sweetwater Entities are exposed indirectly to infrastructure, permitting, compliance, environmental and related operational risks affecting the underlying operators. The Sweetwater Entities’ mineral interests are subject to risks relating to title, access, permitting, environmental compliance, water supply and transportation logistics. Mineral and lease interests depend on the continuing validity and interpretation of the applicable lease and license agreements and on the maintenance of required mining, reclamation, air, water, waste management and other regulatory approvals by the underlying operators. Although existing operators and projects are reported to have sufficient water rights, access to water could be affected by broader regional constraints, and rail capacity in the Green River Basin may limit future production growth and product movement. Environmental, geological and operational issues affecting the underlying operations, including reclamation and bonding requirements and localized mine-specific conditions, could also adversely affect the royalty interests. See “Risk Factors - Risks faced by owners and operators of the properties underlying the Company’s interests.”

Recent Updates

WE Soda stated in its annual report to shareholders for fiscal year 2025, available on the company’s website, that production reached 9.3 million metric tonnes for the company’s operations in 2025 and that they see a pathway ahead to grow their annual production to 11.0 million metric tonnes in the coming years. WE Soda state total production from their U.S. assets of 4.3 million metric tons in fiscal year 2025. WE Soda state that, in the ten months of 2025 following their acquisition of the assets, production increased by 6.5% and unit costs decreased by 11.7%. Safety performance also improved materially, with a 20% reduction in safety-related citations.

WE Soda state that there have been headwinds, including recent developments in the Middle East that will impact the industry – and the industries they serve. WE Soda states that energy accounts for more than 50% of the cost of production of soda ash (whether synthetic or natural) and higher energy prices will inevitably increase it further. For

WE Soda, this has less impact than for synthetic competitors because the company’s energy intensity is much lower and, in the US, natural gas prices in Wyoming have been relatively unaffected. WE Soda further stated that, although this will also impact global soda ash demand, particularly for many glass applications, it will also likely accelerate the pace at which uncompetitive, higher cost manufacturing capacity is taken out of the market. WE Soda have already seen almost one million metric tonnes of capacity permanently closed in the U.S. and they expect that they will see similar capacity closures in other markets, including Europe and China.

In its quarterly results for the quarter ended May 27, 2026, WE Soda disclosed that there were operational issues at the Westvaco operation related to groundwater, but that the issues had been resolved. They state that they have chosen to marginally reduce production volumes in certain units and now estimate that, combined, these will result in a net production and sales loss of approximately 200,000 metric tonnes during fiscal year 2026, up from the original 120,000 metric tonnes. WE Soda further stated that they dissolved their port development JV with Şişecam that had been developing a new soda ash export port in Stockton, California. They stated with their acquisition of Alkali and ANSCA supply chain infrastructure in 2025, they now have sufficient controlled export capacity (and future development potential) to be able to export all their current and planned export volumes from Wyoming, including export volumes from any greenfield development.

Tata Chemicals stated in their fourth quarter presentation for the 2026 fiscal year, available on the company’s website, total sales of 524,000 metric tonnes of soda ash for the U.S. operations in the quarter and total sales of 2,268,000 metric tonnes of soda ash for fiscal year 2026.

Solvay and Sisicam, as very large and complex chemical entities, did not break down disclosure in enough granularity to allow an update specific to Wyoming soda ash operations.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any material proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 4. Mine Safety Disclosures

For the fiscal year ended April 30, 2026, the Company did not operate any mine subject to the Federal Mine Safety and Health Act of 1977 and therefore had no mine safety disclosures required by Item 104 of Regulation S-K. The Company acquired its interest in the Sweetwater Entities after April 30, 2026 in connection with the Arrangement. The Sweetwater Entities’ interests consist of non-operating royalty, mineral, surface, lease and related interests, and the mining operations underlying those interests are operated by third parties. Accordingly, the Company has no mine safety disclosures to report under Item 104 of Regulation S-K for the period covered by this Annual Report and does not anticipate such disclosures with regards to the Sweetwater Entities in the future.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are listed for trading on the Nasdaq Capital Market under the symbol “UROY”.

As of the date of this Annual Report, there were 381,067,318 shares of common stock outstanding. Certain shares of our common stock are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.

Dividends

We have never declared or paid any dividends on its common shares. We currently intend to retain any future earnings to finance the growth and development of our business, and we do not anticipate that we will declare or pay any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under any future indebtedness and other factors that our board of directors deems relevant.

Unregistered Sales of Securities

In connection with the Arrangement, we issued, in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 3(a)(10) thereof, 153,957,874 shares of common stock to the shareholders of Uranium Royalty Corp. (Canada) in exchange for their common shares of Uranium Royalty Corp. (Canada) on a 1:1 basis pursuant to the court-approved Arrangement.

In connection with the Arrangement, ExchangeCo issued, in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 3(a)(10) thereof, 3,856,695 Exchangeable Shares to the shareholders of Uranium Royalty Corp. (Canada) who made a valid election to receive such shares in exchange for their common shares of Uranium Royalty Corp. (Canada) on a 1:1 basis pursuant to the court-approved Arrangement. The Exchangeable Shares may be exchanged, at the holder’s election, for our shares of common stock on a 1:1 basis pursuant to the Voting and Exchange Trust Agreement pursuant to Regulation S under the Securities Act.

In connection with the Arrangement, we issued, in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 3(a)(10) thereof, 1,538,150 URC replacement options to the holders of then-outstanding share purchase options issued by Uranium Royalty Corp. (Canada) in exchange for such share purchase options on a 1:1 basis pursuant to the court-approved Arrangement.

In connection with the Arrangement, we issued 223,252,749 shares of common stock to the Sweetwater Investors at a deemed value of US$3.64 per share in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof.

In connection with the exchangeable share structure, we issued one share of Class A preferred stock to an affiliated entity of Orion, and one share of Class B preferred stock to HRG, in each case in connection with the Arrangement Agreement, and one special voting share in the capital of the Company (the “Special Voting Share”) to the Trustee, to be held for the benefit of holders of Exchangeable Shares. The Special Voting Share entitles the trustee, as holder of record, to that number of votes at meetings of holders of the Company’s common stock equal to the number of Exchangeable Shares outstanding from time to time, excluding Exchangeable Shares held by the Company and its affiliates, and the trustee is required to exercise those voting rights in accordance with instructions received from holders of Exchangeable Shares.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of our operations for the years ended April 30, 2026 and 2025 is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. This Annual Report contains forward-looking statements that involve risks and uncertainties, including statements respecting our plans, estimates and beliefs and outlook on the markets in which we operate. Our actual results may differ materially from those indicated in forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors”.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, liquidity, business strategy, acquisition strategy, integration plans, market outlook, commodity prices, royalty interests, land and mineral interests, indebtedness and other information that is not historical information.

Forward-looking statements can often be identified by the use of terminology such as “believe,” “anticipate,” “plan,” “target,” “expect,” “intend,” “estimate,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” “seek,” “aim,” “potential,” “opportunity,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy, plans or intentions. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance, prospects, opportunities, assumptions or other characterizations of future events or circumstances are forward-looking statements.

Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•
our business strategy, including our strategy to acquire and manage uranium royalty, streaming and other interests, physical uranium holdings and other investments with exposure to uranium and related markets;
•
our expectations regarding the integration of the Sweetwater Entities and the Sweetwater Assets following completion of the Arrangement;
•
our ability to realize the anticipated strategic, financial, operational and diversification benefits of the Arrangement and the Sweetwater Acquisition;
•
expected revenues, cash flows or other benefits from the Sweetwater Assets, including royalty and related payment interests associated with soda ash, trona, mineral, surface, lease and related assets;
•
future uranium, soda ash and other commodity prices, market conditions, supply and demand dynamics and related impacts on our business;
•
production, sales, development, expansion, permitting, regulatory compliance, transportation, logistics and other activities of third-party operators of properties underlying our royalty, stream, mineral, surface, lease and related interests;
•
our ability to maintain, enforce and benefit from royalty-bearing lease agreements, license agreements, mineral interests, surface interests and other contractual arrangements;
•
our expectations regarding future acquisitions, investments, financing activities and capital allocation;
•
our liquidity, capital resources, cash requirements, indebtedness, debt service obligations, financial flexibility and ability to comply with covenants under debt arrangements;
•
our ability to obtain financing on acceptable terms or at all;
•
our expectations regarding regulatory, tax, legal, accounting and public company reporting matters, including the integration of the Sweetwater Entities into our internal control over financial reporting and disclosure controls and procedures;
•
the potential impacts of inflation, interest rates, recessionary conditions, geopolitical developments, sanctions, trade restrictions and other macroeconomic factors on our business, counterparties, commodity markets and financial condition; and
•
other statements described in this Annual Report under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.

These forward-looking statements are based on our opinions, estimates and assumptions in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we currently believe are appropriate and reasonable in the circumstances. These assumptions include, among others, assumptions that:

•
uranium, soda ash and other commodity market conditions will develop as anticipated;
•
the Arrangement and the Sweetwater Acquisition will provide the strategic, financial, operational and diversification benefits currently expected;
•
we will be able to integrate Sweetwater and the Sweetwater Assets into our business in the expected time frame and without material unanticipated costs, liabilities or disruptions;
•
third-party operators of properties underlying our royalty, stream, mineral, surface, lease and related interests will continue to conduct operations, maintain permits and regulatory approvals, comply with applicable laws and perform under applicable agreements;
•
royalty-bearing lease agreements, license agreements and other contractual arrangements will remain valid, enforceable and in good standing;
•
our counterparties, lessees, operators, lenders, service providers and other third parties will perform their obligations as expected;
•
we will be able to service our indebtedness and comply with applicable covenants and restrictions;
•
any additional financing required by us will be available on acceptable terms or at all;
•
applicable laws, regulations, permitting regimes, tax rules, sanctions, trade restrictions and accounting standards will not change in a manner that materially adversely affects our business; and
•
we will not experience material adverse effects from operational disruptions, cybersecurity incidents, litigation, environmental matters, labor disputes, supply chain disruptions, geopolitical events or other risks affecting our business or the properties and operators underlying our interests.

Despite a careful process to prepare and review the forward-looking statements contained in this Annual Report, there can be no assurance that the underlying opinions, estimates and assumptions will prove to be correct.

Forward-looking statements are necessarily based on a number of opinions, estimates and assumptions that we considered appropriate and reasonable as of the date such statements are made. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, level of activity, performance, achievements, prospects or opportunities to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks and uncertainties described under “Item 1A. Risk Factors” and elsewhere in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in forward-looking statements.

These factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors not presently known to us or that we presently believe are not material that could also cause actual results or future events to differ materially from those expressed or implied by such forward-looking statements. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements.

Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the date they are made. The forward-looking statements contained in this Annual Report represent our expectations as of the date of this Annual Report, or as of the date they are otherwise stated to be made, and are subject to change after such date. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

Our operations principally consist of the acquisition and management of royalty interests. Royalties are non-operating interests in mining projects that provide the right to revenue or minerals produced from the project after deducting specified costs, if any. Additionally, we generate revenue from the buying and selling of physical uranium inventory, generate lease bonus revenue by leasing certain mineral interests to third-party operators, earn surface revenue from surface use leases and easement payments and earn annual rental revenue from land rental payments.

We do not conduct mining operations on the properties in which we hold royalty interests, and we generally are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties.

We are continually reviewing opportunities to grow our portfolio, whether through the creation or acquisition of new or existing stream or royalty interests or other acquisition activity. We generally have acquisition opportunities in various stages of review. Our review process may include, for example, engaging consultants and advisors to analyze an opportunity; analysis of technical, financial, legal, and other confidential information of an opportunity; submission of indications of interest and term sheets; participation in preliminary discussions and negotiations; and involvement as a bidder in competitive processes.

Mineral Prices

The market price for uranium and soda ash will have an impact on our revenues and results of operations. The following table summarizes the average uranium and soda ash price for the periods indicated.

	URC
Period	Average Price of U3O8 ($/pound)(1)	Percentage of Revenue(2)
Year ended April 30, 2026	79.00	100%
Year ended April 30, 2025	77.36	100%

	Sweetwater
Period	Average Price of Soda Ash ($/short ton)(3)	Percentage of Revenue(4)
Year ended December 31, 2025	142.34	88%
Year ended December 31, 2024	151.83	92%

(1)
Source: Average over the period of the Historical Month-End Uranium Prices published by UxC LLC.
(2)
Represents revenue from physical uranium sales and royalty as percentage of Uranium Royalty Corp.'s total revenue for the year ended April 30, 2026 and 2025, respectively.
(3)
Source: Weighted average realized price per ton FOB Wyoming, compiled from monthly operator royalty statements.
(4)
Represents royalty revenue as percentage of Sweetwater Royalties’ total revenue for year ended December 31, 2025 and 2024, respectively.

Selected 2026 Highlights

In the year ended April 30, 2026, we:

•
acquired a 2.0% gross revenue royalty on the Aberdeen project, located in Nunavut, Canada, from Forum Energy Metals Corp. (“Forum”). The purchase price paid by the Company under the transaction was C$1.0 million in cash;
•
sold 2,250,000 pounds of U3O8, generating $186.8 million of revenue from sale of uranium inventory; revenue less cost of sales of uranium inventory, excluding depletion was $57.1 million.
•
received from Orano the royalty payment related to the production from the McArthur River mine for calendar year 2025 by delivering 13,618 pounds of U3O8 to the Company’s storage account at Blind River in Canada;
•
acquired 1,456,028 units in Sprott Physical Uranium Trust (“U.UN”) for cash consideration of $25.0 million in a public offering, and subsequently disposed these shares for cash consideration of $26.6 million and recognized a change in fair value in short-term investments in an aggregate of $1.8 million in net gain; and
•
realized total net proceeds of approximately $52.9 million under the ATM Program (as defined below).

Subsequent to our financial year ended April 30, 2026, we completed the Arrangement to combine Uranium Royalty Corp. (Canada) with the Sweetwater Interests under the Company pursuant to the Plan of Arrangement and in accordance with the Arrangement

Agreement. With connection with the Arrangement, we issued 223,252,749 shares of our common stock (at a deemed value of $3.64 per share) and paid $330 million in cash to the Sweetwater Investors for their contribution of the Sweetwater Interests and we issued 153,957,874 shares of our common stock, and ExchangeCo issued 3,856,695 Exchangeable Shares, to shareholders of Uranium Royalty Corp. (Canada), or the Trustee on behalf of such holders, issued two non-voting preferred shares of Uranium Royalty Corp., and assumed options exercisable for 1,538,150 shares of common stock to complete the Arrangement.

Physical Uranium

As of April 30, 2026, the Company held 593,255 pounds of U3O8 at a weighted average cost of $57.65 per pound. As of April 30, 2025, the Company held 2,729,637 pounds of U3O8 at a weighted average cost of $59.73 per pound.

Subsequent to April 30, 2026, the Company sold 593,255 pounds of U3O8 at a weighted average price of $85.91 per pound for cash consideration of $51.0 million.

This weighted average realized sale price of $83.03 per pound compares favorably to the average prevailing spot price for U3O8 of approximately $79.00 per pound over the same period, as reported by independent industry pricing sources, and represents a realized gain of approximately $25.38 per pound over the Company’s weighted average cost of $57.65 per pound for the U3O8 sold.

At-the-Market Offering

On August 20, 2025, Uranium Royalty Corp. (Canada) entered into an equity distribution agreement with a syndicate of agents for an at-the-market equity distribution program (the “ATM Program”), for the distribution of up to $54.0 million (or the equivalent in Canadian dollars) of common shares in the capital of Uranium Royalty Corp. (Canada). The shares sold under the ATM Program were qualified by a prospectus supplement dated August 20, 2025 to a base shelf prospectus dated August 5, 2025. We realized total gross proceeds of approximately C$74.5 million ($54.0 million) under the ATM Program. The ATM Program terminated in accordance with its terms upon reaching the maximum distribution amount under the equity distribution agreement.

Selected Asset Updates

The following is a summary of selected recent developments announced by the operators of the properties underlying certain of our royalties. Please see “Item 1. Business”.

Cigar Lake

We hold a sliding scale 10% to 20% NPI royalty on a 3.75% share of overall uranium production, derived from Orano’s current 40.453% production interest in the Waterbury Lake / Cigar Lake Project located in Saskatchewan, Canada. As a profit-based NPI interest, the Company’s royalty on this project is calculated based upon generated revenue, with deductions for certain expenses and costs, which include cumulative expense accounts, including development costs. As such and given the significant amount of expenditures made in developing the existing operations at the Cigar Lake mine, the Cigar Lake royalty will only generate revenue to the Company after these significant cumulative expenses are recovered.

In a news release dated May 1, 2025, Cameco reported its financial and operational results for the first quarter of 2025. It stated that it expects 18 million pounds of production at Cigar Lake operations in 2025.

In a news release dated February 13, 2026, Cameco reported its financial and operational results for the fourth quarter and year ended December 31, 2025. It reported 19.1 million pounds of production at Cigar Lake operations in 2025 (16.9 million pounds in 2024).

It further stated in its management’s discussion and analysis for the year ended December 31, 2025 (“Cameco Q4 2025 MD&A”), that production exceeded the planned forecast as a result of higher productivity and ability to temporarily adjust annual mine production to make up for past annual production shortfalls. Cameco stated that production outlook at Cigar Lake operations for 2026 is between 17.5 million and 18 million pounds (100% basis), and that major capital expenditures in 2026 include construction of a freeze pad, freeze distribution and underground infrastructure for the Cigar Lake extension.

Cameco reported that underground mine development continued in 2025, having completed development of one production crosscut in the western portion of Cigar Lake Main (“CLMain”) and continued development of one production crosscut in the eastern portion of CLMain. Development also continued for access to the Cigar Lake Extension (“CLExt”) orebody on both 480 and 500m level. Cameco stated that it plans to continue production and development activities in CLMain, as well as development drifts to access CLExt in alignment with the long-term mine plan. Cameco stated that it expected to continue earthworks and construction of surface services to support the expansion of freezing activities required for future production from CLExt.

In a news release dated May 5, 2026, Cameco reported its financial and operational results for the first quarter of 2026. It stated that total packaged production from Cigar Lake operations was 4.9 million pounds for the quarter (5.0 million pounds in first quarter of 2025), and reiterated production guidance of 17.5 to 18.0 million pounds (100% basis) in 2026.

In a news release dated June 1, 2026, Cameco announced that it and Orano reached an agreement with TEPCO Resources Inc. (“TEPCO”) to acquire TEPCO’s 5% participating interest in the Cigar Lake joint venture. Upon closing, Cameco’s ownership stake in the Cigar Lake uranium mine in northern Saskatchewan will increase by 2.871 percentage points to 57.418%, while Orano’s share will rise by 2.129 percentage points to 42.582%. In a news release dated July 2, 2026, Cameco announced the closing of that transaction.

In a news release dated July 1, 2026, Cameco announced that it had temporarily suspended operations due to challenges at Orano’s McClean Lake mill, where Cigar Lake ore is processed. Orano’s McClean Lake mill has encountered operational challenges with its sulfuric acid plant that caused it to shut down in order to repair the issue. With limited ore storage capacity at Cigar Lake, Cameco temporarily suspended mining activities until sufficient acid was available to allow milling to resume at McClean Lake. In a news release dated July 14, 2026, Cameco announced that Cigar Lake had resumed production with the resumption of operations at the McClean Lake mill. Cameco indicated that the production outlook for Cigar Lake was not impacted by the temporary suspension of operations.

McArthur River

We hold a 1% GORR royalty on a 9.063% share of uranium production derived from Orano’s current 30.195% production interest in the McArthur River operations and mine on the McArthur River property located near Toby Lake in northern Saskatchewan. The royalty payor is Orano. The royalty includes an option for the holder to receive physical uranium as payment thereunder and does not apply to the entirety of the project lands.

In a news release dated February 13, 2026, Cameco reported its financial and operational results for the fourth quarter and year ended December 31, 2025. It reported 15.1 million pounds (100% basis) of production at McArthur River operations in 2025 (20.3 million pounds in 2024).

In the Cameco Q4 2025 MD&A, Cameco disclosed that planned production was not achieved due to a shortfall in mine production and that the McArthur River mine was unable to fully mitigate the impacts of the delayed development and ground freezing in new mining zones. Cameco further stated that the mine’s performance was also impacted by availability of equipment and certain workforce skills. Underground exploration at McArthur River continued in 2025 with the focus areas being in-fill drilling of zones A and B, as well as surface exploration drilling on northern brownfield drill targets.

Cameco forecasted that it plans to produce between 14.0 and 16.5 million pounds of U3O8 (on a 100% basis) at McArthur River in 2026. Cameco stated that the production rate is currently constrained by limited ore feed supply as a result of delays in new mining areas at McArthur River. Cameco disclosed that, in 2026, Cameco expects to bring Zone 1 into production, which it expects will improve the number of mining fronts available. In addition, Cameco disclosed that it will continue to advance Zone 4 south development while adding to the mine workforce and replacing mobile equipment. Cameco disclosed that, in 2026, McArthur River is scheduled to transition into two new mine areas within Zone 1 and the Zone 4 clay area. The risk of unforeseen challenges during the development of these areas could impact the mine’s production schedule. The impact would depend on the magnitude of the delay and the mine’s ability to replace production from alternative mining areas.

Cameco states they are addressing aging infrastructure and potential bottlenecks at Key Lake and the advancement of freezing at McArthur River to ensure reliability and sustainability. Cameco further disclosed that, in the third quarter of 2026, the annual maintenance shutdown at Key Lake will begin, which will include the installation of new infrastructure and repairs to major existing infrastructure. As a result of this work, the shutdown is expected to be longer than previous years.

In its management’s discussion and analysis for the three months ended March 31, 2026, Cameco disclosed total packaged production from McArthur River and Key Lake was 5.0 million pounds (100% basis) compared to 4.6 million pounds in the first quarter of 2025. Cameco continues to expect production of 14.0 to 16.5 million pounds (100% basis) in 2026. Cameco also disclosed that a new collective agreement with the United Steelworkers Local 8914 was reached in April 2026, for a 3-year term, expiring in December 2028.

Subsequent to March 31, 2026, Cameco announced that flooding in northern Saskatchewan caused a partial collapse of the Smoothstone River Bridge, located on the primary route used to transport supplies to the McArthur River mine and Key Lake mill. As a result of the disruption and restrictions affecting an alternative roadway, Cameco temporarily halted production activities at Key Lake and reduced activities at McArthur River on May 10, 2026.

On May 27, 2026, Cameco announced that full production activities had resumed at both operations after sufficient critical operating materials were delivered using a secondary route. Cameco stated that the disruption did not affect its 2026 production plan for the

McArthur River/Key Lake operation and that its 2026 production outlook remained unchanged. However, Cameco noted that continued spring thawing and precipitation could result in further road restrictions and delays in delivering critical operating materials.

Langer Heinrich

We hold a royalty comprised of a PR of A$0.12 per kilogram of yellowcake (U3O8) produced from the Langer Heinrich Mine and sold by Paladin Energy Ltd. and Paladin Energy Metals Ltd.

Paladin stated in its Annual Report for the fiscal year ended June 30, 2025, total production for the fiscal year of 3.0 million pounds of U3O8 and an average plant overall recovery rate of 84%. Mining of new ore started in April, with blending commencing with previously stockpiled material. Paladin further stated an average cost of production of US$40.20 / lb. U3O8 and total sales of 2.7 million pounds of U3O8 for the fiscal year. Drilling, blasting, and load-and-haul operations have progressed steadily, with additional benches opened to support consistent ore delivery to the Run-of-Mine pad. Paladin further stated that, while a new fleet of mining equipment has been deployed to the site for initial mining activities, additional mobile mining equipment will be progressively delivered to support full-scale mining by the end of FY2026. Tailings Storage Facility 6 was completed on schedule and brought online in late June, providing additional capacity to support the ongoing ramp-up of production.

In a news release dated April 17, 2026, Paladin provided an operation and guidance update for the Langer Heinrich Mine. It stated that ramp-up and transition to full mining operations progressed well during the first nine months of Paladin’s financial year ended 2026, citing a combination of successful mobilization of the mining fleet, improved feed grade and high recovery rates from the processing plant, and provided revised 2026 guidance of 4.5 to 4.8 million pounds (up from previous guidance of 4.0 to 4.4 million pounds). Paladin further stated that the capital and exploration expenditure guidance range has been reduced to US$15M to US$17M (previously US$26M – US$32M) due to reprioritization and deferral of capital and exploration expenditure. The revised guidance is based on current operating conditions and assumptions and may be impacted by disruptions arising from current geopolitical events. Paladin is closely monitoring the potential impact of these events.

In a news release dated April 22, 2026, disclosing Paladin’s Quarterly Report for the quarter ended March 31, 2026, Paladin stated production of 1.29Mlb U3O8, up 5% from the previous quarter, driven by strong processing plant performance. Paladin disclosed that mining activities at the mine continued to ramp up during the quarter, with delivery and commissioning of the remaining mining fleet completed, and drilling, blasting and load-and-haul was concentrated in the G pit. Paladin further disclosed total mined material was up 12% from the previous quarter, and crusher throughput reflected continued processing of ore from the remaining previously mined MG3 stockpile and lower benches of the G pit. Paladin has reported that the Langer Heinrich Mine produced 1.29 million pounds U₃O₈ for the quarter, driven by strong processing plant performance, and that ramp-up remains on track for completion by the end of 2026.

Paladin announced in its quarterly report for the period ending June 30, 2026 that the ramp-up of production at the Langer Heinrich Mine was successful, with 1.23 Mlbs of U3O8 produced in the quarter and a total of 4.82 Mlbs of U3O8 produced in fiscal year 2026. Paladin further stated that sales in the quarter totaled 1.35 Mlbs at an average realized price of US$70.60/lb U3O8, with fiscal year 2026 sales totaling 4.35 Mlbs. In a news release dated July 22, 2026, Paladin states that fiscal year 2027 production is expected to range between 5.1 - 5.6 Mlbs U3O8, supported by the completion of the mining ramp-up and increased availability of primary mined ore. Planned maintenance shutdowns in the September and December 2026 quarters are expected to impact production in the first half. Higher production is expected in the second half of fiscal year 2027 as higher-grade ore feed to the processing plant increases. Cost of production is expected to be between US$44/lb and US$48/lb, trending towards the upper end of the guidance range in the first half of fiscal year 2027 due to lower anticipated production and additional costs associated with planned maintenance during the period. As result of the depletion of the previously mined MG3 stockpile in fiscal year 2026, all ore processed in fiscal year 2027 will be sourced from the mine, at longer haul distances than in fiscal year 2026.

Lance

We hold two royalties on portions of the Lance Project: (a) a 4.0% gross income royalty from certain portions of the Lance Project (the “4% Lance Royalty”); and (b) a 1% GRR interest that covers the entirety of the current permitted Ross Project Area, Kendrick Project Area and Barber Project Area (the “1% Lance Royalty”). The 4% Lance Royalty is equal to 4.0% of the gross income from the underlying property without any deduction, provided that such royalty cannot exceed 7% of the gross income from the underlying property when combined with royalties paid to the State of Wyoming. The 4% Lance Royalty does not apply to the entire Lance Project area. The Company believes that this royalty currently applies to approximately 5,586 acres of an estimated 67,500 permit acres or 8% of the currently proposed permitted area. The aggregate surface and minerals rights disclosed by Peninsula in its quarterly report for the period ended March 31, 2024, is 51,449 acres. The Company believes that the area subject to the 4% Lance Royalty represents approximately 11% of such aggregate acreage. The 1% Lance Royalty is applicable to all uranium and related minerals from the Lance Project area and the royalty is calculated based on gross sales proceeds, with no deductions for costs or expenses.

Peninsula stated in its Annual Report for the fiscal year ended June 30, 2025, that construction had progressed and commissioning had commenced of modifications and expansions (capacity and functionality) of its ISR process plant at the Lance project, with capacity to process up to 5,000 gallons per minute of uranium rich lixiviant through ion exchange columns with the ability to produce up to 2.0 million pounds per annum of dried yellowcake (U3O8) product. The process plant is licensed to process up to 7,500 gallons per minute of uranium rich lixiviant through ion exchange columns and to produce up to 3.0 million pounds per annum of U3O8. Toward the end of 2024, Peninsula commenced commissioning activities within Phase II, culminating in, post the end of the year, approval from the Wyoming Uranium Recovery Program in August 2025 to commence operations in Phase II and the announcement by Peninsula in September 2025 of the production of first yellowcake. The primary focus for wellfield development during the year was the completion of modification works in Mine Units 1 and 2 and completion of wellfield development of header houses 11, 12 and 13 in Mine Unit 3. Development of Mine Unit 3 marked the first wellfield development at Lance designed for low pH leach chemistry. In October 2024, the Company received approval from the Wyoming Uranium Recovery Program to commence pre-conditioning activities and wellfield operations on header houses constructed within MU-3. In addition to the work in Mine Unit 1, Mine Unit 2 and Mine Unit 3, substantive wellfield development activity was progressed in Mine Unit 4, with commencement of wellfield preconditioning for the first header house in Mine Unit 4 scheduled for the first half of the 2026 financial year.

Peninsula further stated in its Annual Report that in May 2025, the WDEQ, Land Quality Division issued an approved amendment to the Permit to Mine expanding the authorized mine permit area to include the Kendrick Project Area at Lance. The WDEQ also approved an amendment to the existing Source Materials License to enable the future processing in the Lance CPP of uranium extracted from the Kendrick Project Area. At the time of announcing the WDEQ approvals, Peninsula also announced that the Underground Injection Control Program Aquifer Exemption request for the proposed injection zone of the Kendrick Project Area had been approved by the U.S. Environmental Protection Agency Region 8, based on the review of information provided by the WDEQ.

Peninsula further stated in its Annual Report that in January 2025, Peninsula commenced a comprehensive review of the Lance Project, with the review required due to the lower than targeted flow rates being experienced from Mine Unit 3 and delays to the completion of the construction and commissioning of CPP Phase II. Peninsula revised their production guidance to 0.4 to 0.5 million pounds of U3O8 in calendar year 2026 and 0.5 to 0.6 million pounds of U3O8 in 2027. Peninsula also terminated five of their six legacy long-term contracts for the supply and delivery of uranium resulting in termination payments to customers of US$6.6 million.

In Peninsula’s Half Year report for the six months ended December 31, 2025, Peninsula disclosed a total of 7,318 pounds of U3O8 captured on resin in fiscal year 2025 and a further 7,470 pounds captured on resin in the six-month period covered by the half year report, with a total of 3,000 pounds of U3O8 drummed.

In a news release dated February 19, 2026, disclosing Peninsula’s operational progress and CPP commissioning update, Peninsula announced that they had identified an issue where the dual precipitation circuits at the Lance CPP, which are used in the final stages of dried yellowcake production, were temporarily offline because of incorrect installation by the EPC contractor.

In news release dated April 9, 2026, Peninsula announced that the Lance CPP had successfully recommenced uranium precipitation and dried yellowcake production following the completion of rectification work on the precipitation circuit. Peninsula disclosed that the replacement agitator assemblies have been installed and successfully commissioned in both precipitation tanks, restoring full circuit functionality and further confirmed production guidance at 0.4 to 0.5 million pounds of U3O8 production for the 2026 calendar year.

In a news release dated July 22, 2026, Peninsula withdrew its calendar year 2026 guidance for production, due to slower-than-anticipated ramp-up, largely related to reduced flow rates. The flow rate issues center primarily around gas production in the wellfield, which plugs pore space and reduces hydraulic performance. Peninsula view the challenges as operational rather than fundamental, and that the effectiveness of the low-pH ISR process remains viable. Peninsula presented a table indicating a range of production scenarios in 2026, ranging from 150,000 pounds to 290,000 pounds U3O8, depending on Average Flow Rate and Average Net Head Grade. They did not adjust guidance for 2027, confirming production of 500,000 to 600,000 pounds U3O8 for calendar year 2027.

Roughrider

We hold a 1.9766% NSR royalty on the Roughrider project located in Saskatchewan, Canada, payable pursuant to the interest that UEC or any of its subsidiaries, assignees or successors holds from time to time in the underlying property.

On November 5, 2024, UEC released an updated technical report summary for the Roughrider project titled “S-K 1300 Initial Assessment Report - Roughrider Uranium Project, Saskatchewan, Canada” (the “Roughrider Initial Assessment Report”). The report has an issue date of November 5, 2024, and is available under UEC’s profile at www.sec.gov. The Roughrider Initial Assessment Report included an updated mineral resource for the Roughrider project and provides total estimated initial capital cost for the design, construction, installation and commissioning of the project.

In a news release dated June 9, 2026, UEC disclosed that, as part of its planned pre-feasibility study at the Roughrider project, UEC has completed 80% of the planned drilling for a 35,000-meter conversion core drilling program, including resource targets across the West Zone, East Zone and Far East Zone. UEC further disclosed that process flow diagrams, mass and water balance drawing and process equipment lists have been completed, and it has provided an electrical load list and a transmission interconnection service request to SaskPower for a Definition Phase Agreement connecting high-voltage power to the Roughrider Project.

Aberdeen

We own a 2.0% GRR uranium royalty on the Aberdeen Project located in Nunavut, Canada. Geiger Energy Corp. (“Geiger”) may buy back one quarter (0.5%) of the royalty upon payment to us of C$1,000,000 for a period of six months following the announcement of a successful pre-feasibility study. This option expires May 27, 2032.

On February 17, 2026, Geiger announced final geochemical results from the 2025 drill program on the Aberdeen project. Positive results were returned from each of the drilling areas tested, with a highlight on the Loki area, which returned anomalous uranium enrichment exceeding 100 ppm in some geochemical samples.

In a news release dated March 23, 2026, Geiger reported that it had launched preparations to begin a 10,000 meter summer drill program in June, designed to target the positive results at Loki and further expand the Tatiggaq mineralized zone.

In a news release dated June 1, 2026, Geiger announced completion of its supply mobilization and, as disclosed in a news release dated June 29, 2026, Geiger started its summer drill program on the Aberdeen Project.

Church Rock

We own two royalties on the Churchrock Project, which forms part of the larger Churchrock property located in New Mexico, USA. The first is a 4.0% net returns royalty with net returns calculated based on the gross value received by the payor from the sale of ores, metals, minerals and materials from the property, less certain specified deductions for transportation, insurance, storage, sale, tolling and refining costs and any governmental royalties that are paid in respect of such production. The second is a 6% mine price royalty, with the mine price calculated as the value of U3O8 eventually mined/recovered, processed, and sold from the royalty area, considering the costs of transportation and potentially additional costs such as insurance, storage, and other costs required to finalize sale of the product at the point of sale.

In a news release dated June 2, 2025, Laramide announced that the Crownpoint-Churchrock project had been designated under Title 41 of the Fixing America’s Surface Transportation Act by the Federal Permitting Improvement Steering Council, potentially streamlining its federal review process.

In a news release dated June 16, 2026, Laramide reported that the New Mexico Environment Department advanced its DP-2004 Groundwater Discharge Permit application for the Churchrock-Crownpoint ISR Uranium Project to the public notice phase of the permitting process. The proposed permit application supports the development of an ISR uranium recovery operation at Churchrock Section 8 and includes authorization for the use of a groundwater-based lixiviant solution to facilitate uranium recovery.

Dawn Lake

We own a sliding scale 10% to 20% NPI on a 7.5% share of overall uranium production from the Dawn Lake Project lands, located in Saskatchewan, Canada.

In the Cameco Q4 2025 MD&A, Cameco disclosed that the Brownfields and advanced exploration activities carried out in Saskatchewan in 2025 were primarily focused on advanced exploration on the Dawn Lake project. On the LaRocque Lake corridor of the Dawn Lake project, located approximately 45 km northwest of the Rabbit Lake operation, Cameco’s 2025 exploration drilling continued to expand the footprint of known uranium mineralization with additional high-grade mineralized intercepts. Cameco further states that, although the deposit remains at an early stage of exploration, the results to date are comparable to those of other mines and known deposits in the Athabasca Basin.

Dewey-Burdock

We own two royalties on the Dewey-Burdock Project located in South Dakota, USA. The first royalty is equal to 30% of net proceeds received by the payor from the sale of minerals, less certain deemed production costs (the “Dewey-Burdock 30% NPR”). The Dewey-Burdock 30% NPR does not apply to the entire Dewey-Burdock Project area. The second royalty is equal to between a 2% and 4% production royalty determined by the market price at the time of production (the “Dewey-Burdock Sliding Scale Royalty”). The

Dewey-Burdock Sliding Scale Royalty does not apply to the entire Dewey-Burdock Project area. Between the royalty coverage of the Dewey-Burdock 30% NPR and the Dewey-Burdock Sliding Scale Royalty, our royalty interest covers approximately 34% of the total permit area.

For further information regarding the estimate and preliminary economic assessment, please refer to the S-K 1300 technical report summary titled “Dewey Burdock Project, South Dakota, USA, S-K 1300 Technical Report Summary” with an effective date of October 8, 2024, and available under its profile at www.sec.gov.

In a news release dated September 2, 2025, enCore announced that the Dewey-Burdock project had been approved for inclusion in the Fast-41 Program by the U.S. Federal Permitting Improvement Steering Council. In its quarterly report for the quarter ended December 31, 2025, enCore disclosed that they continue to work with federal and state regulators to complete the necessary approvals for the project. Based on the current status of the permitting process and development planning, enCore expects construction activities to commence within the next 18 months, following completion of the remaining regulatory milestones.

In a news release dated June 18, 2026, enCore announced that the BLM has issued a final decision and approved the Dewey-Burdock project, authorizing enCore to commence infrastructure construction for the Dewey-Burdock ISR project. enCore disclosed that the BLM has authorized construction of an initial ancillary infrastructure on approximately 240 acres of BLM-managed public land within the larger 10,580 acre Dewey-Burdock project lands.

In a news release dated June 22, 2026, enCore announced that the NRC issued an Environmental Assessment followed by a Finding of No Significant Impact in support of the Dewey-Burdock project’s 20-year Source Materials License, currently in Timely Renewal status. The NRC safety evaluation review is the final step in the process to renew the NRC Source Materials License. enCore has provided all information and material under the existing NRC license for consideration of this final step.

Energy Queen

We own a 1% GVR royalty on the production of uranium- or vanadium- bearing ores, yellowcake and black flake produced from uranium/vanadium ore and all other mineral products and all by-products mined or extracted from the Energy Queen Property, less costs of weighing, sampling, assaying, and analysis, sales brokerage costs, allowable transportation costs, and any allowable taxes where applicable. The royalty covers Utah State mineral lease ML-49313, covering 483.58 acres, and the Buck#1, Jude#1, and Jude#2 mining leases, covering a total of 61.98 acres combined. The royalty currently applies to approximately 546 acres, or approximately 6%, of the overall La Sal Project area.

In December 2025, Energy Fuels reported that development work was continuing at the fully permitted and substantially developed Energy Queen mine in preparation for future mining. In June 2026, Energy Fuels reported that it had assessed the existing headframe, hoist and other infrastructure and commenced the upgrades required to begin mine rehabilitation in 2027.

Michelin

We own a 2.0% GRR on uranium recovered from the Michelin Project located in Newfoundland, Canada, calculated based on the actual proceeds of sales of uranium, without deductions.

In its annual report for the year ended June 30, 2025, Paladin stated that the winter drilling program at the Michelin Project was conducted within a reduced radius from the Michelin deposit. This focus was part of a strategy to enhance the future operational potential of the project by locating mineralization areas within a reasonable operational distance of each other. The results from this program will be used as the basis for planning future drilling programs.

Roca Honda

We own a 4.0% GVR royalty from the sale of U3O8 produced from a portion of the Roca Honda Project, located in New Mexico, USA. The Roca Honda Royalty is subject to the right of the payor to purchase the royalty for US$5 million at any time prior to the first royalty payment becoming due thereunder. The Roca Honda Royalty does not apply to the entire project area for the Roca Honda Project. The Company believes that the royalty currently applies to approximately 640 acres, or approximately 14% of the current project area.

Energy Fuels stated in its Form 10-K for the fiscal year ended December 31, 2025, that Energy Fuels plans to continue to advance permitting and development on the Roca Honda project. In November 2025, Energy Fuels submitted a revised Plan of Operations to the United States Forest Service. A revised Draft Environmental Impact Study (“EIS”) is expected to be completed during 2026 with a Final EIS and Record of Decision scheduled to be completed in 2027.

Russell Lake/Wheeler North/Getty East

We own a 1.9766% NSR royalty on the Russell Lake, Wheeler North, and Getty East Projects, payable pursuant to the interest that Skyharbour, Denison or any of their subsidiaries, assignees or successors holds from time to time in the underlying property. The Company believes that its royalty applies to 23 of the 26 claims that currently comprise the three exploration projects.

In a news release dated December 16, 2025, Skyharbour announced that it had completed the acquisition of Rio Tinto Exploration Canada Inc.’s (“RTEC”) remaining 42.3% minority interest in the Russell Lake project.

In a news release dated December 17, 2025, Skyharbour announced closing of a definitive repurchase agreement with Denison to subdivide the Russell Lake and Russell Lake South projects into three separate Joint Venture projects, the Russell Lake, Wheeler North, and Getty East projects. Skyharbour retained 80% interest in Russell Lake, 51% interest in Wheeler North, and 70% interest in Getty East. Denison could then earn up to a 70% interest in the Wheeler North and Getty East projects through option agreements. Denison paid a combined total project consideration of up to CAD $61.5 million consisting of cash payments to Skyharbour totaling $10.0 million, additional consideration of $8.0 million payable in cash and shares before the end of 2025, and expenditures and cash payments totaling up to $43.5 million for Denison to acquire between a 20% and 70% ownership interest over seven years in the claims making up the previous Russell Lake project, with Skyharbour owning the remaining interests.

In a news release dated January 22, 2026, Skyharbour announced that 15,000 meters of exploration drilling was planned across the Wheeler North, Russell Lake, and Getty East Joint Venture projects.

In a news release dated March 9, 2026, Skyharbour announced that Denison had commenced the 2026 winter drill program on the Wheeler North project, with 2,500 meters of diamond drilling planned in the winter of a total 7,500-meter exploration drilling program.

In a news release dated May 20, 2026, Skyharbour announced the commencement of drilling at the Russell Lake project. The 2026 program includes 4,000 to 5,000 meters of diamond drilling in approximately 10 to 14 holes, together with ground electromagnetic surveys. Initial drilling commenced at the South Russell target area and is expected to be followed by drilling at the Kowalchuk target area.

Salamanca

We own a 0.375% NSR royalty on the Salamanca Project located in northwestern Spain.

In a news release dated February 6, 2026, Berkeley advised that its wholly owned subsidiary, Berkeley Exploration Limited (“BEL”), has filed a Memorial of Claim at the International Centre for Settlement of Investment Disputes (“ICSID”) in Washington, D.C. in Berkeley’s ongoing international arbitration proceedings against the Kingdom of Spain (“Spain”). As announced in a news release dated May 28, 2024, BEL referred its investment dispute with Spain to arbitration at ICSID where BEL alleges that Spain’s actions against its Spanish subsidiary, Berkeley Minera España SA, and the Salamanca Project have violated multiple provisions of the Energy Charter Treaty. BEL’s Memorial of Claim has now been filed with ICSID with BEL seeking compensation in the order of US $1.25 billion (US $1,250,000,000). Spain subsequently filed a request to bifurcate the proceedings, pursuant to the ICSID Convention and Arbitration Rules and, as disclosed in a news release dated June 29, 2026, Berkeley advised that ICSID bifurcated the proceedings, which will now be conducted in two phases: first, jurisdictional objections concerning the denial of benefits; and second, merits and quantum of damages. Berkeley stated it will provide an updated procedural timetable in due course.

Slick Rock

We own a 1.0% NSR uranium royalty on the Slick Rock Project located in Colorado, USA.

In a news release dated January 29, 2025, Anfield announced the completion of the previously disclosed drill program, intended to be used in updating the Slick Rock mineral resource. The objective of Anfield’s initial drilling program was to verify the historical drilling dataset of 285 drill holes at Slick Rock which was generated by the United States Geological Survey and various subsequent operators. Anfield further stated that they intend to align the development timelines for both the Slick Rock and Velvet-Wood mines. It disclosed that its aim is to have both projects ready for production prior to the restart of the Shootaring Canyon mill, with initial feed ready for transport once the mill is ready to receive it.

In a news release dated May 4, 2026, Anfield announced the results of an updated preliminary economic assessment focused on the Shootaring Canyon mill. The study considers utilization of the Shootaring Canyon mill as a regional processing center with ore sourced from the Velvet-Wood, Slick Rock, and West Slope mine complexes in the Uravan Mineral Belt.

On June 18, 2026, Anfield filed its combined preliminary economic assessment titled, “The Shootaring Canyon Mill and Tributary Mines, Utah and Colorado, USA, Preliminary Economic Assessment” on SEDAR+. The assessment is available under Anfield’s profile at www.sedarplus.ca.

Whirlwind

We own a 2% - 4% sliding scale GVR royalty on Utah State Mining Lease ML49312. The royalty does not apply to the entire project area for the Whirlwind Project. The royalty currently applies to approximately 320 acres, or approximately 11% of the currently defined project area.

Energy Fuels stated in its Form 10-K for the fiscal year ended December 31, 2025, that they continue to prepare the Whirlwind project for expected production within one year from a “go” decision. Energy Fuels commissioned a water treatment plant on site in October 2025 and plans to dewater the existing decline and complete rehabilitation of the decline in 2026. Once the decline rehabilitation is complete, Energy Fuels will determine, based on market conditions, whether to continue development of Whirlwind in 2026, which would make it ready for production in 2027.

Overall Performance

For the year ended April 30, 2026, the Company had net income of $40.2 million compared to net loss of $4.5 million for the prior fiscal year. As of April 30, 2026, the Company had working capital (current assets less current liabilities) of $273.8 million.

Trends, events and uncertainties that are reasonably likely to have an effect on the business of the Company include developments in the global and American uranium markets, demand for nuclear energy, including as a result of growing data center expansion, as well as general uranium market conditions and the impact of the conflict in Ukraine.

Selected Annual Information

The following sets forth selected annual financial information for the Company for the fiscal years indicated:

	April 30,
(in thousands of dollars, except per share amounts)	2026	2025	2024
Total revenue	186,952	11,276	31,209
Net income (loss)	40,249	(4,509)	13,705
Net income (loss) per share, basic	0.29	(0.04)	0.13
Net income (loss) per share, diluted	0.29	(0.04)	0.12
Dividends	—	—	—
Total assets	373,320	216,119	202,284
Total non-current liabilities	5,074	277	113

Total assets increased to $373.3 million as of April 30, 2026, from $216.1 million as of April 30, 2025. The increase was primarily the result of $52.9 million received from ATM shares sold, net cash received on trading physical uranium, and an increase in the fair value of publicly traded securities held by the Company.

Discussion of Operations

	For the year ended April 30
	2026	2025
	($ '000)	($ '000)
Sales of uranium inventory	186,807	11,213
Royalty revenue	145	63
Cost of sales of uranium inventory, excluding depletion	(129,695)	(8,657)
Selling, general and administrative	(5,289)	(4,800)
Costs related to Sweetwater Acquisition	(2,327)	—
Operating income (loss) for the year	48,319	(3,444)
Interest income	1,995	414
Gain (loss) on investments in equity securities	8,908	(1,848)
Income tax recovery (expense)	(14,391)	1,135
Net income (loss) for the year	40,249	(4,509)

Year ended April 30, 2026, compared to the year ended April 30, 2025

The Company had a net income of $40.2 million in the year ended April 30, 2026, compared to net loss of $4.5 million in the prior fiscal year. The change from a net loss to a net income was primarily attributable to higher uranium sales volumes and, to a lesser extent, a gain on disposition of short-term investments, an increase in interest income, offset by change in income tax recovery from $1.1 million to $14.4 million income tax expense in the year ended April 30, 2026.

Sales of uranium inventory increased to $186.8 million in the year ended April 30, 2026, compared to $11.2 million in the year ended April 30, 2025. The increase resulted from a higher volume of uranium sold of 2,250,000 pounds in the year ended April 30, 2026, compared to 150,000 pounds of uranium inventory sold in the prior fiscal year.

Cost of sales of uranium inventory, excluding depletion, which is determined by the weighted-average method and also includes the cost necessary to make a sale, were $129.7 million in the year ended April 30, 2026, compared to $8.7 million in the prior fiscal year. The increase resulted from higher uranium sales volumes.

During the year ended April 30, 2026, the Company incurred selling, general and administrative expenses of $5.3 million, compared to $4.8 million in the prior fiscal year. The increase primarily resulted from a $0.2 million increase in stock-based compensation, $0.1 million increase in professional fees, and $0.1 million increase in salaries.

In the year ended April 30, 2026, the Company had interest income of $2.0 million resulting from the reinvestment of cash in high-interest rate savings account, compared to $0.4 million in the prior fiscal year.

During the year ended April 30, 2026, the Company recorded a gain on investments in equity securities of $8.9 million, compared to a $1.8 million loss in the prior fiscal year. The change in the current fiscal year was due to the increase in the fair value of publicly traded securities held by the Company. Short-term investments are measured at fair value with references to closing foreign exchange rates and the quoted share price in the market.

In the year ended April 30, 2026, costs related to the Sweetwater Acquisition were $2.3 million. Such fees consist primarily of legal and due diligence fees relating to the transaction.

Liquidity and Capital Resources

Balance Sheet Data

The following table sets forth selected balance sheet items for the Company as of April 30, 2026.

	As at	As at
	April 30, 2026	April 30, 2025
	($'000)	($'000)
Cash and cash equivalents	241,956	9,374
Accounts receivable	59	31
Investments in equity securities	12,382	5,179
Inventories, net	34,329	157,621
Working capital (current assets less current liabilities)	273,823	171,855
Accounts payable and accrued liabilities	2,117	700
Subscription receipts liability	42,734	—

As of April 30, 2026, the Company had cash of $242.0 million compared to $9.4 million as of April 30, 2025. The increase in cash was primarily due to proceeds from ATM Shares sold, the net cash generated in operating activities from trading physical uranium, and interest income resulting from the reinvestment of cash in high-interest rate savings account.

The Company’s investments in equity securities increased from $5.2 million as of April 30, 2025 to $12.4 million as of April 30, 2026 as a result of an increase in the fair value of publicly traded securities held by the Company.

As of April 30, 2026, the Company had uranium inventories of $34.3 million, compared to $157.6 million as of April 30, 2025. The decrease in inventories resulted primarily from net sales. Uranium inventories include the Company’s existing inventories and the Company’s entitlement to uranium production from the McArthur River mine for the Company’s royalty payments to be paid in-kind. During the year ended April 30, 2026, the Company recorded a depletion of $0.4 million on the McArthur River royalty and a corresponding increase in inventory. The Company will recognize revenue from its interest in McArthur River production when such uranium is sold.

As of April 30, 2026, the Company had working capital (current assets less current liabilities) of $273.8 million compared to $171.9 million, as at April 30, 2025.

The Company had accounts payable and accrued liabilities of $2.1 million as of April 30, 2026, compared to $0.7 million as of April 30, 2025 primarily due to liabilities relating to the Sweetwater Acquisition.

As of April 30, 2026, the Company had subscription receipts liability of $42.7 million as a result of UEC’s subscription for the Company's subscription receipts in connection with the Sweetwater Acquisition. Each subscription receipt will be automatically converted into one share of the Company in the event all escrow release conditions set out in the subscription agreement are satisfied, including the conditions precedent to the arrangement, stock exchange and shareholder approvals.

Sources and Uses of Funds

The Company has not generated any sustained profits from operations and the major sources of financing to date have been the prior issuance by way of sales of Common Shares, sales of short-term investments and uranium inventories, and the prior margin loan facility. The Company’s ability to meet its obligations and finance acquisition activities depends on its ability to generate cash flow from selling its inventories and/or through the issuance of securities of the Company pursuant to equity financings and short-term or long-term loans. Capital markets may not be receptive to offerings of new equity from treasury or debt, whether by way of private or public offerings. The Company’s growth and success is dependent on external sources of financing which may not be available on acceptable terms, or at all.

The Company believes that its financial resources will be adequate to cover anticipated expenditures for general and administrative costs, contractual obligations and capital expenditures for at least twelve months following the date hereof. The Company’s current financial resources are also available to fund acquisitions of additional interests. The Company’s long-term capital requirements are primarily affected by its ongoing acquisition activities. The Company currently has, and generally at any time, may have acquisition opportunities in various stages of active review. In the event of one or more substantial royalty or other acquisitions, the Company may seek additional debt or equity financing as necessary.

Recent Liquidity and Capital Resource Developments

Share Issuances

In connection with the Arrangement, on the Effective Date, we issued:

•
223,252,749 shares of common stock (at a deemed value of $3.64 per share) as partial consideration to the Sweetwater Investors for their contribution of the Sweetwater Interests;
•
153,957,874 shares of common stock to shareholders of Uranium Royalty Corp. (Canada), or the Trustee on behalf of such holders, in a one-for-one exchange pursuant to the Plan of Arrangement and in accordance with the Arrangement Agreement;
•
one share of Class A preferred stock to an affiliated entity of Orion pursuant to the Arrangement Agreement;
•
one share of Class B preferred stock to HRG pursuant to the Arrangement Agreement;
•
one special voting share in the capital of the Company to the Trustee, to be held by the Trustee for the benefit of the holders of Exchangeable Shares pursuant to the Voting and Exchange Trust Agreement; and
•
Replacement options exercisable in the aggregate for 1,538,150 shares of common stock to holders of common share purchase options of Uranium Royalty Corp. (Canada) pursuant to the Plan of Arrangement and in accordance with the Arrangement Agreement, and paid $330 million in cash as partial consideration to the Sweetwater Investors for their contribution of the Sweetwater Interests.

Preferred Share Redemption

Pursuant to the Arrangement Agreement, as part of a pre-closing reorganization, the Sweetwater Investors contributed the Sweetwater Interests to the Company (the “Contribution”). In connection with the Contribution, in addition to shares of common stock, the Company issued one share of Class A preferred stock (the “Class A Preferred Share”) to an affiliated entity of Orion and one share of Class B preferred stock (the “Class B Preferred Share”) to HRG (together, the “Preferred Shares”).

The Preferred Shares are mandatorily redeemable for cash and the aggregate cash redemption amount (the “Redemption Purchase Price”) was determined by reference to the following components:

•
the principal amount of certain intercompany loans advanced by the Company in connection with the Arrangement (the “Intercompany Loan”); and
•
the portion of the Sweetwater Entities’ cash distributable to the Sweetwater Investors in connection with the Arrangement.

Pursuant to the Arrangement Agreement, an affiliated entity of Orion, as the holder of the Class A Preferred Share, received a portion of the Redemption Purchase Price equal to $240,326,087, and HRG, as the holder of the Class B Preferred Share, received a portion of the Redemption Purchase Price equal to $89,673,913, in each case reduced by the portion of the Aggie Consideration received by Orion or HRG, respectively, in the Arrangement. Thereafter, any remaining portion of the Redemption Purchase Price was distributed 72.83% to the holder of the Class A Preferred Share and 27.17% to the holder of the Class B Preferred Share. As a result of this mechanism, cash paid to Orion and HRG as Aggie Consideration reduced, on a dollar-for-dollar basis, the corresponding first-priority amounts otherwise payable in respect of the Class A Preferred Share and the Class B Preferred Share.

The foregoing description of the Preferred Shares and their redemption is qualified in its entirety by reference to the Arrangement Agreement, including the Plan of Arrangement and related schedules, which is filed as an exhibit to this Annual Report.

Credit Facility

On July 27, 2026, we entered into the Credit Agreement with, among others, the Agent and the Lenders to provide for the Facility in a committed principal amount of up to $50.0 million. The Facility is available for general corporate purposes, including permitted acquisitions and permitted investments, and includes the Accordion Facility, which permits incremental commitments of up to an additional $25.0 million, subject to the satisfaction of certain conditions.

See “Item 1. Business – Description of Certain Indebtedness – Credit Facility” for additional information regarding our Facility.

Summary of Cash Flows

	For the year ended April 30,
	2026	2025
	($ '000)	($ '000)
Cash generated from (used in) operating activities	178,456	(15,059)
Cash generated from (used in) investing activities	798	(8,594)
Cash generated from financing activities	93,696	18,446
Effect of exchange rate changes on cash	(367)	(733)
Cash, cash equivalents, and restricted cash beginning of period	9,454	15,394
Cash, cash equivalents, and restricted cash end of period	282,037	9,454

Operating Activities

Net cash generated in operating activities during the year ended April 30, 2026 was $178.5 million compared to $15.1 million cash used in operating activities for fiscal year 2025. The increase was primarily the result of net cash received from trading physical uranium. During the year ended April 30, 2026, the Company sold 2,250,000 pounds of U3O8, offset by the purchase of 100,000 pounds of U3O8, compared to the sale of 150,000 pounds of U3O8, offset by the purchase of 350,000 pounds of U3O8 in fiscal year 2025.

Investing Activities

Net cash generated in investing activities during the year ended April 30, 2026 was approximately $0.8 million, compared to $8.6 million cash used in investing activities in the prior fiscal year. During the year ended April 30, 2026, the Company acquired 1,456,028 units in the public offering launched by Sprott Physical Uranium Trust for $25.0 million and received net proceeds of $26.6 million from the disposal of the same investment. In addition, the Company purchased the Aberdeen royalty for $0.8 million. During the year ended

April 30, 2025, the Company purchased royalties on the Millennium and Cree Extension projects, a royalty on the Salamanca project and an additional royalty interest in the Churchrock project for an aggregate acquisition cost of $8.4 million.

Financing Activities

Net cash generated from financing activities during the year ended April 30, 2026 was $93.7 million, compared to $18.4 million in the prior fiscal year. During the year ended April 30, 2026, the Company received net proceeds of $52.9 million from ATM shares sold and $40.0 million in escrowed cash related to the UEC subscription receipts. During the year ended April 30, 2025, the Company received proceeds of $18.8 million from the exercise of common share purchase warrants and options, offset by the net payment of $0.3 million to extinguish a physical uranium sale and repurchase arrangement.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Credit Facilities and Debt Covenants

For a description of such indebtedness, see Item 1. “Business – Description of Certain Indebtedness”.

Critical Accounting Estimates and Judgments

The preparation of our financial statements in conformity with U.S. GAAP requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the year. On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, income and expenses. Management uses historical experience and various other factors that it believes to be reasonable under the given circumstances as the basis for its judgments and estimates. Actual outcomes may differ from these estimates under different assumptions and conditions.

Information about judgments made in applying accounting policies that have the most significant effects on the amounts recognized in the financial statements is as follows:

•
The Company’s business is the acquisition of royalties. Each royalty has its own unique terms and judgment is required to assess the appropriate accounting treatment. The assessment of whether an acquisition meets the definition of a business or whether assets are acquired is an area of judgment. In evaluating whether a transaction is a business combination management must consider if the acquired assets or entities encompass an integrated set of activities and assets that is capable of being conducted and managed for the purpose of generating income. Additionally, an optional asset concentration test may be applied. If deemed to be a business combination, applying the acquisition method to business combinations requires each identifiable asset and liability to be measured at its acquisition date fair value. The excess, if any, of the fair value of the consideration over the fair value of the net identifiable assets acquired is recognized as goodwill.
•
The assessment of impairment of royalty and other interests requires the use of judgments, assumptions and estimates when assessing whether there are any indicators that could give rise to the requirement to conduct a formal impairment test as well as in the assessment of fair values. When assessing whether there are indicators of impairment, management uses its judgment in evaluating the indicators, including but not limited to whether further exploration or evaluation expenditure in the area is planned or budgeted, whether commercially viable deposits have been discovered or if sufficient work has been performed to indicate that the carrying amount of the asset will not be fully recovered, whether there are observable indications that the asset’s value has declined during the period, significant declines in future commodity prices, significant increases in market interest rates, significant adverse changes in foreign exchange rates and taxes, and operator reserve and resource estimates or other relevant information received from the operators that indicates production from royalty interests will not likely occur or may be significantly reduced in the future. In addition, the Company may use other approaches in determining fair value which may include estimates related to (i) dollar value per unit of mineral reserve/resource; (ii) cash-flow multiples; (iii) comparable transactions and (iv) market capitalization of comparable companies. Changes in any of the estimates used in determining the fair value of the royalty and other interests could impact the impairment analysis.

Information about significant sources of estimation uncertainty are described below.

The Company estimates the attributable reserves and resources relating to the mineral properties underlying the royalties that are held by the Company. Reserves and resources are estimates of the amount of minerals that can be economically and legally extracted from the mining properties at which the Company has royalty interests, adjusted where applicable to reflect the Company’s percentage entitlement to minerals produced from such mines. The public disclosures of reserves and resources that are released by the operators of the interests involve assessments of geological and geophysical studies and economic data and the reliance on a number of assumptions, including commodity prices and production costs. The estimates of reserves and resources may change based on additional knowledge gained subsequent to the initial assessment. Changes in the reserve or resource estimates may impact the carrying value of the Company’s royalty interests.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 was adopted for our annual period ended April 30, 2026.

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. As an emerging growth company (EGC), this ASU will be effective for our fiscal years ending April 30, 2027, which is one year later than for non-EGC companies. The guidance may be applied on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which includes amendments requiring disclosure of certain specific costs and expenses included in relevant expense captions on the face of the income statement. Specific costs and expenses required to be disclosed include purchases of inventory, employee compensation, depreciation, and intangible asset amortization. In addition, a qualitative description of other items is required, representing the difference between the relevant expense caption and the separately disclosed specific costs. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively at the option of the Company. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU includes amendments to several Topics, including clarification of the calculation of diluted earnings per share when a loss from continuing operations exists. The guidance is effective for annual periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In May 2026, the FASB issued ASU 2026-02, Accounting for Environmental Credit Programs. The amendments in this update provide guidance on the recognition, measurement, presentation, and disclosure of environmental credits and obligations associated with environmental credit programs, including renewable energy credits, carbon credits, and similar instruments. The guidance is intended to improve consistency in the accounting for environmental credit programs across entities and industries. The amendments in ASU 2026-02 are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that adoption of ASU 2026-02 will have on its consolidated financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

URANIUM ROYALTY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

As of and for the years ended April 30, 2026, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Uranium Royalty Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Uranium Royalty Corp. and its subsidiaries (together, the Company) as of April 30, 2026 and 2025, and the related consolidated statements of income (loss) and comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended April 30, 2026, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2026 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

PricewaterhouseCoopers LLP

PwC Place, 250 Howe Street, Suite 1400

Vancouver, British Columbia, Canada V6C 3S7

T.: +1 604 806 7000, F.: +1 604 806 7806

Fax to mail: ca_vancouver_main_fax@pwc.com

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

July 28, 2026

We have served as the Company’s auditor since 2020.

Uranium Royalty Corp.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars unless otherwise stated)

		As at April 30, 2026	As at April 30, 2025
	Notes	($)	($)
Assets
Current Assets
Cash and cash equivalents	4	241,956	9,374
Restricted cash	4	40,081	80
Accounts receivable		59	31
Investments in equity securities	5	12,382	5,179
Inventories, net	6	34,329	157,621
Prepaids and other receivables		492	309
		329,299	172,594

Non-current Assets
Right-of-use assets		107	145
Royalties	7	43,914	43,380
		44,021	43,525

Total Assets		373,320	216,119

Liabilities
Current Liabilities
Accounts payable and accrued liabilities		2,117	700
Other payables		1,181	—
Income tax payable		9,400	—
Subscription receipts liability	13	42,734	—
Current portion of lease liability		44	39
		55,476	739

Non-current Liabilities
Non-current portion of lease liability		70	114
Deferred income tax liability		5,004	163
		5,074	277

Total Liabilities		60,550	1,016

Stockholders' Equity
Common stock, no par value, unlimited number of authorized shares authorized, 146,592,507 shares issued and outstanding (April 30, 2025: 133,636,119)	8	265,168	210,786
Additional paid-in capital	8	3,160	2,809
Retained earnings		52,454	12,205
Accumulated other comprehensive loss		(8,012)	(10,697)
		312,770	215,103

Total Liabilities and Equity		373,320	216,119

Subsequent events (Note 14)

Approved by the Board of Directors:

/s/ Ken Robertson	/s/Neil Gregson
Ken Robertson Director	Neil Gregson Director

The accompanying notes are an integral part of these consolidated financial statements.

Uranium Royalty Corp.

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars unless otherwise stated)

	Notes	For the year ended April 30,
		2026	2025	2024
		($)	($)	($)
Revenue
Sales of uranium inventory		186,807	11,213	31,205
Royalty revenue		145	63	4
Costs and expenses
Cost of sales of uranium inventory, excluding depletion		(129,695)	(8,657)	(20,427)
Depletion, depreciation and amortization	7	(111)	(47)	—
Uranium storage fees		(1,211)	(1,216)	(720)
Selling, general and administrative	9	(5,289)	(4,800)	(4,971)
Costs related to Sweetwater Acquisition	13	(2,327)	—	—
Operating income (loss) for the year		48,319	(3,444)	5,091

Other items
Other income		—	158	147
Interest expense		—	(303)	—
Interest income		1,995	414	513
Loss on subscription assets and liabilities	13	(2,848)	—	—
Other net foreign exchange loss		(1,734)	(621)	(149)
Gain (loss) on investments in equity securities	5	8,908	(1,848)	11,298
Income (loss) before taxes		54,640	(5,644)	16,900
Income tax recovery (expense)		(14,391)	1,135	(3,195)
Net income (loss) for the year		40,249	(4,509)	13,705

Other comprehensive income (loss)
Foreign currency translation differences		2,685	(113)	(2,999)
Total other comprehensive income (loss) for the year		2,685	(113)	(2,999)

Total comprehensive income (loss) for the year		42,934	(4,622)	10,706

Net income (loss) per share
Basic earnings (loss) per share	8	0.29	(0.04)	0.13
Diluted earnings (loss) per share	8	0.29	(0.04)	0.12
Weighted average number of shares outstanding
Basic	8	138,950,842	126,795,491	108,639,674
Diluted	8	139,416,613	126,795,491	115,155,252

The accompanying notes are an integral part of these consolidated financial statements.

Uranium Royalty Corp.

Consolidated Statements of Stockholders’ Equity

(Expressed in thousands of U.S. dollars unless otherwise stated)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Notes	Shares	($)	($)	($)	($)	($)
Balance at April 30, 2023		99,803,729	130,911	4,652	3,009	(7,585)	130,987
Common stock issued upon exercise of warrants	8	2,950,094	4,928	(550)	—	—	4,378
Public offerings:
Common stock issued for cash	8	17,800,510	55,462	—	—	—	55,462
Issuance costs, net of tax		—	(1,666)	—	—	—	(1,666)
Stock-based compensation	8	—	—	547	—	—	547
Net income for the year		—	—	—	13,705	—	13,705
Total other comprehensive loss		—	—	—	—	(2,999)	(2,999)
Balance at April 30, 2024		120,554,333	189,635	4,649	16,714	(10,584)	200,414
Common stock issued upon exercise of warrants	8	13,020,036	20,944	(2,330)	—	—	18,614
Common stock issued upon exercise of options	8	61,750	207	(71)	—	—	136
Stock-based compensation	8	—	—	561	—	—	561
Net loss for the year		—	—	—	(4,509)	—	(4,509)
Total other comprehensive loss		—	—	—	—	(113)	(113)
Balance at April 30, 2025		133,636,119	210,786	2,809	12,205	(10,697)	215,103
Common stock issued upon exercise of options	8	311,864	1,171	(395)	—	—	776
At-the-Market offering:
Common shares issued for cash	8	12,644,524	54,000	—	—	—	54,000
Issuance costs, net of tax		—	(789)	—	—	—	(789)
Stock-based compensation	8	—	—	746	—	—	746
Net income for the year		—	—	—	40,249	—	40,249
Total other comprehensive income		—	—	—	—	2,685	2,685
Balance at April 30, 2026		146,592,507	265,168	3,160	52,454	(8,012)	312,770

The accompanying notes are an integral part of these consolidated financial statements.

Uranium Royalty Corp.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars unless otherwise stated)

	For the year ended April 30,
	2026	2025	2024
	($)	($)	($)
Operating activities
Net income (loss) for the year	40,249	(4,509)	13,705
Adjustments for:
Depletion, depreciation and amortization	111	47	—
Gain (loss) on revaluation of investments in equity securities	(8,908)	1,848	(11,298)
Reinvestment of non-cash dividends	—	(158)	(124)
Share-based compensation	746	561	547
Loss on subscription agreement	2,848	—	—
Deferred tax expense (recovery)	5,084	(1,135)	3,195
Unrealized net foreign exchange loss	130	834	1
Other	—	—	(14)
Net changes in operating assets and liabilities:
Accounts receivable	(27)	10,077	(10,052)
Inventories	126,154	(21,398)	(73,902)
Prepaids and other receivables	199	44	16
Accounts payable and accrued liabilities	1,395	(167)	484
Income tax payable	9,307	—	—
Right-of-use assets and lease liability	(2)	1	6
Other payables	1,170	(1,104)	1,002
Cash generated from (used in) operating activities	178,456	(15,059)	(76,434)

Investing activities
Investment in royalties	(763)	(8,336)	(56)
Investment in short-term investments	(25,000)	(258)	(569)
Net proceeds from sale of short-term investments	26,561	—	33,118
Cash generated from (used in) investing activities	798	(8,594)	32,493

Financing activities
Proceeds from public offerings, net of issuance costs and tax benefits	52,920	—	51,938
Proceeds from subscription agreement	40,000	—	—
Proceeds from common shares issued upon exercise of warrants and options	776	18,750	4,378
Proceeds from finance payable	—	13,360	—
Repayment of finance payable	—	(13,664)	—
Net repayment of margin loan	—	—	(7,054)
Repayment of government loan	—	—	(22)
Cash generated from financing activities	93,696	18,446	49,240

Effect of exchange rate changes on cash	(367)	(733)	(543)

Net increase (decrease) in cash, cash equivalents, and restricted cash	272,583	(5,940)	4,756
Cash, cash equivalents, and restricted cash
Beginning of year	9,454	15,394	10,638
End of year	282,037	9,454	15,394
Supplementary cash flow information:
Interest received	1,989	413	513
Interest paid	—	(317)	(124)
Income taxes paid	—	—	—
Non-cash investing and financing activities:
Right of use asset and operating lease liability recognized	—	45	147

The accompanying notes are an integral part of these consolidated financial statements.

Uranium Royalty Corp.

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars unless otherwise stated)

1. Nature of Operations

Uranium Royalty Corp. (“URC” or “the Company”) is a company incorporated in Canada on April 21, 2017 and domiciled in Canada. URC has been principally engaged in acquiring and assembling a portfolio of royalties, investing in companies with exposure to uranium and physical uranium. The Company also engages in the purchase and sale of physical uranium from time to time.

See notes 13 and 14 describing the Company’s combination with Sweetwater which closed on July 27, 2026 as a subsequent event.

2. Basis of Preparation

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). These are the Company’s first financial statements prepared under US GAAP. The Company’s consolidated financial statements have been prepared on a historical cost basis except for financial instruments that have been measured at fair value. The Company’s consolidated financial statements are presented in U.S. dollars (“$” or “dollars”), expressed in thousands except as indicated. All values are rounded to the nearest thousand except where otherwise indicated.

Principles of Consolidation

The consolidated financial statements include the financial statements of Uranium Royalty Corp. and its wholly-owned subsidiaries, being Uranium Royalty (USA) Corp. (“URUSA”) and Reserve Minerals, LLC (“RM”). Subsidiaries are consolidated from the date the Company obtains control and continue to be consolidated until the date that control ceases. Control exists where the Company has controlling voting interest and is deemed to be the primary beneficiary. Subsidiaries are included in the consolidated financial statements of the Company from the date control commences until the date control ceases.

All inter-company transactions, balances, income and expenses are eliminated through the consolidation process.

The Company presents consolidated financial statements using a U.S. dollar reporting currency. URC has a Canadian dollar (“CAD”) functional currency. The accounts of URUSA and RM are prepared for the same reporting period as the parent company, using consistent accounting policies. The functional currency of URUSA and RM is the U.S. dollar. The financial statements of URC are translated into U.S. dollars using the period end exchange rate as to assets and liabilities and the average exchange rate as to income and expenses. All resulting exchange differences are recognized in other comprehensive income (loss).

3. Summary of Significant Accounting Policies and Recently Adopted and Issued Accounting Pronouncements

Foreign currencies

The Company’s reporting currency is the U.S dollar.

Foreign currency transactions are initially measured in the functional currency using exchange rates prevailing at the date of the transaction. Monetary assets and liabilities are translated using the period end exchange rates. Foreign currency gains and losses resulting from the translation of foreign currency monetary items to period-end exchange rates and settlement of such transactions are presented as gain or losses in the consolidated statements of income (loss).

Gains and losses arising from the translation of the Company’s and subsidiaries’ financial statements from the applicable functional currency to the Company’s reporting currency upon consolidation are presented in other comprehensive income (loss).

Cash and Cash Equivalents

Cash and cash equivalents is comprised of cash on deposit with banks and highly liquid short-term interest-bearing investments with a term to maturity at the date of purchase of 90 days or less which are subject to an insignificant risk of change in value.

Restricted Cash

Restricted cash includes cash and equivalents held in escrow or pledged for credit facilities which are not available for immediate disbursement.

Accounts Receivable

Uranium Royalty Corp.

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars unless otherwise stated)

Accounts receivable relate to amounts owing from sales under spot pricing contracts for sales of purchased uranium concentrates and amounts owing from royalty interests. These receivables are non-interest bearing and are recognized at fair value. Accounts receivable recorded are net of lifetime expected credit losses.

Inventories

Inventories are measured at the lower of cost, determined on a weighted average basis, and net realizable value. Under certain royalty agreements, the Company has an option to elect to receive royalty proceeds through delivery of physical uranium. Uranium receivable on settlement of royalty receivables are recognized as inventories upon transfer of legal title and control of the uranium transfers to the Company. The amount recognized for inventory includes both the cash payment, if applicable, and the related depletion associated with royalties paid-in-kind.

Royalties

All direct costs related to the acquisition of royalties are capitalized on a property-by-property basis. Project evaluation costs that are not related to acquisition of a specific agreement are expensed in the period incurred.

Revenue-producing royalty interests are recorded at cost and depleted based on units of production using proven and probable reserves where applicable or, for projects extracting minerals in the absence of reserves, straight-line over the expected extraction period of the property to which the royalty relates.

Impairment of Long-lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable. When impairment indicators are identified, the recoverability of the carrying value of royalty interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each royalty interest using estimates of proven and probable mineral reserves, mineral resources and other relevant information received from the operators. We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of the underlying minerals metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur or may be reduced in the future, thus potentially affecting the future recoverability of our royalty interests. Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

Estimates of commodity prices, and operators’ estimates of proven and probable mineral reserves or mineral resources related to our royalty properties are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties. It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, based on rates enacted at the end of each reporting period. In evaluating the realizability of the deferred tax assets, management considers both positive and negative evidence that may exist, such as earnings history, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies in each tax jurisdiction. A valuation allowance is established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning strategies.

We treat global intangible low-taxed income (“GILTI”), if and when applicable, as a period cost and therefore do not record deferred tax impacts of GILTI in our consolidated financial statements.

Uranium Royalty Corp.

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars unless otherwise stated)

Fair value measurement

Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

•
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;
•
Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly (i.e. as prices) or indirectly (i.e. derived from prices); and
•
Level 3 - Inputs that are not based on observable market data.

The financial instruments, including cash and cash equivalents, accounts and other receivables, restricted cash, accounts payable and accrued liabilities, are carried at cost, which approximates their fair values due to the immediate or short-term maturity. Investment in equity securities (level 1) and subscription receipts liability (level 3 - see Note 13) are carried at fair value.

At April 30, 2026, the Company’s financial assets include cash, restricted cash, accounts receivable and investments in equity securities. The Company’s financial liabilities include accounts payable and accrued liabilities, lease liability and subscription receipts liability.

Revenue Recognition

Revenue is comprised of revenue from the sale of uranium inventory from contracts with customers and revenue earned from royalty interests.

The Company recognizes revenue from the sale of uranium inventory when it transfers control of the uranium inventory to the customer, which generally occurs when title transfer of the uranium inventory is confirmed by the conversion facility. Sales contracts with customers are pursuant to enforceable contracts that indicate the nature and timing of satisfaction of performance obligations, including specifying the quantity of inventory sold, the price, the payment terms, the date of delivery and the location of the conversion facility to be delivered. Revenue is measured at the fair value of the consideration received or receivable.

For royalty interests, revenue recognition occurs when control of the relevant commodity is transferred by the operator of the property to the end customer. If physical uranium is received as royalty payment, revenue is recognized when the physical uranium is transferred by the Company to its third-party customers. Revenue is measured at the fair value of the consideration received or receivable, when management can reliably estimate the amount, pursuant to the terms of the royalty agreement. In some instances, the Company will not have access to sufficient information to make a reasonable estimate of consideration to which it expects to be entitled and, accordingly, revenue recognition is deferred until management can make a reasonable estimate. Differences between estimates and actual amounts are adjusted and recorded in the period that the actual amounts are known.

Share-based payments

The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of share options. The fair value of share options granted to employees is recognized as an expense over the vesting period with a corresponding increase in additional paid-in capital. An individual is classified as an employee when the individual is an employee for legal or tax purposes, provides services that could be provided by a direct employee, or has authority and responsibility for planning, directing and controlling the activities of the Company, including non-executive directors. The fair value is measured at the grant date and recognized over the requisite service period. Upon exercise, consideration received on the exercise of share options and the related amount recorded in additional paid-in capital are recorded to common stock. Forfeitures are recorded as forfeiture occurs.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts that may require issuance of common shares were converted. Diluted earnings per share is computed by dividing net income available to common stockholders by the diluted weighted average number of common shares outstanding during each period.

Uranium Royalty Corp.

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars unless otherwise stated)

Use of estimates

The preparation of financial statements in accordance with US GAAP requires management to make accounting policy judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenue, expenses and other income (loss) during the reporting period. Management uses historical experience and various other factors it believes to be reasonable under the given circumstances as the basis for its judgments and estimates. Actual outcomes may differ from these estimates under different assumptions and conditions. Information about significant sources of estimation uncertainty are described below.

We rely on mineral reserve and mineral resource estimates reported by the operators of properties on which we hold royalty interests. These estimates and the underlying assumptions affect the potential impairments of long-lived assets. Reserves and resources are estimates of the amount of minerals that can be economically and legally extracted from the mining properties at which the Company has royalty interests, adjusted where applicable to reflect the Company’s percentage entitlement to minerals produced from such mines. The public disclosures of reserves and resources that are released by the operators of the interests involve assessments of geological and geophysical studies and economic data and the reliance on a number of assumptions, including commodity prices and production costs. The estimates of reserves and resources may change based on additional knowledge gained subsequent to the initial assessment. Changes in the reserve or resource estimates may impact the carrying value of the Company’s royalty interests and associated depletion costs. These estimates and assumptions also affect the rate at which we recognize revenue or charge depreciation, depletion and amortization to earnings. On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions. Differences between estimates and actual amounts are adjusted and recorded in the period that the actual amounts are known.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 was adopted for our annual period ended April 30, 2026. See Note 12.

Accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. As an emerging growth company (EGC), this ASU will be effective for our fiscal years ending April 30, 2027, which is one year later than for non-EGC companies. The guidance may be applied on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which includes amendments requiring disclosure of certain specific costs and expenses included in relevant expense captions on the face of the income statement. Specific costs and expenses required to be disclosed include purchases of inventory, employee compensation, depreciation, and intangible asset amortization. In addition, a qualitative description of other items is required, representing the difference between the relevant expense caption and the separately disclosed specific costs. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively at the option of the Company. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU includes amendments to several Topics, including clarification of the calculation of diluted earnings per share when a loss from continuing operations exists. The guidance is effective for annual periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In May 2026, the FASB issued ASU 2026-02, Accounting for Environmental Credit Programs. The amendments in this update provide guidance on the recognition, measurement, presentation, and disclosure of environmental credits and obligations associated with environmental credit programs, including renewable energy credits, carbon credits, and similar instruments. The guidance is intended to improve consistency in the accounting for environmental credit programs across entities and industries. The amendments in ASU 2026-02 are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that adoption of ASU 2026-02 will have on its consolidated financial statements and related disclosures.

Uranium Royalty Corp.

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars unless otherwise stated)

4. Cash and Cash Equivalents, and Restricted Cash

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. The maximum credit risk of these assets is the carrying amount less amount covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, should the financial institutions with which these amounts are invested be rendered insolvent. As of April 30, 2026, approximately $194.1 million of our cash and cash equivalents is held in a single financial institution at one of the largest banks in Canada and subject to concentration risk. The Company does not consider any of its financial assets to be impaired as of April 30, 2026.

As at April 30, 2026, the Company held restricted cash of $40,000 in escrowed cash related to the UEC subscription receipts (Note 13) and $81 (April 30, 2025: $80) related to security for a corporate credit card.

5. Investments in Equity Securities

	As at April 30, 2026 ($)	As at April 30, 2025 ($)
Fair value, at the beginning of the year	5,179	6,636
Additions for the year	25,000	419
Disposals for the year	(26,561)	—
Gain (loss) on investment in equity securities for the year	8,908	(1,848)
Impact of foreign currency translation	(144)	(28)
Fair value, at the end of the year	12,382	5,179

The Company’s investments in equity securities are Level 1 financial instruments, which were re-valued using quoted share prices.

As of April 30, 2026, the fair value of the Company’s investment in Queen’s Road Capital Investment Ltd. (“QRC”) is $12,382 (April 30, 2025: $5,179). The common shares of QRC are listed on the TSX.

During the year ended April 30, 2026, the Company recognized a gain of $7,066 (2025: loss of $1,848) from the change in fair value of its investment in QRC and gain of $1,842 in relation to Sprott Physical Uranium Trust, which was sold during the period.

6. Inventories

	As at April 30, 2026	As at April 30, 2025
	($)	($)
Carrying value, at the beginning of the year	157,621	135,789
Additions for the year	5,295	31,051
Disposals for the year	(128,587)	(9,219)
Carrying value, at the end of the year	34,329	157,621

As of April 30, 2026, the Company holds 593,255 pounds of triuranium octoxide (“U3O8”) (April 30, 2025: 2,729,637 pounds of U3O8), with a carrying value of $34,329 (April 30, 2025: $157,621).

Pursuant to an agreement between Yellow Cake plc (“Yellow Cake”) and the Company, Yellow Cake granted the Company an option to acquire at market between $2.5 million and $10 million U3O8 per year between January 1, 2019 and January 1, 2028, up to a maximum aggregate amount of $21.25 million worth of U3O8 as of April 30, 2026. Yellow Cake has also agreed to inform the Company of any opportunities for royalties, streams or similar interests identified by Yellow Cake with respect to uranium and the Company has an irrevocable option to elect to acquire up to 50% of any such opportunity alongside Yellow Cake, in which case the parties shall work together in good faith to pursue any such opportunities jointly. Furthermore, the Company and Yellow Cake have agreed to, so far as it is commercially reasonable to do so, cooperate to identify potential opportunities to work together on other uranium-related joint participation endeavors. No purchases occurred under this arrangement during the year ended April 30, 2026.

Uranium Royalty Corp.

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars unless otherwise stated)

7. Royalties

	As at April 30, 2026 ($)	As at April 30, 2025 ($)
Carrying value, at the beginning of the year	43,380	35,501
Additions	763	8,336
Depletion	(493)	(475)
Impact of foreign currency translation	264	18
Carrying value, at the end of the year	43,914	43,380

The following summarizes our royalty interests as of April 30, 2026 and 2025:

	April 30, 2026			April 30, 2025
	Cost	Accumulated Depletion	Net	Cost	Accumulated Depletion	Net
	($)	($)	($)	($)	($)	($)
Revenue-producing interests subject to depletion	15,248	(1,403)	13,845	15,125	(910)	14,215
Non-revenue generating interests	30,069	—	30,069	29,165	—	29,165
Total	45,317	(1,403)	43,914	44,290	(910)	43,380

8. Stockholders’ Equity

Common Stock

The authorized share capital of the Company is comprised of an unlimited number of common shares and an unlimited number of preferred shares issuable in series without par value.

Public Offerings

During the year ended April 30, 2026, the Company issued 12,644,524 common shares (2025: nil; 2024: 870,910) under an at-the-market equity program (“ATM Program”) for gross proceeds of $54,000 (2025: nil; 2024: $2,596) with aggregate commissions paid or payable to the agents and other share issue costs of $1,080 (2025: nil; 2024: $69), net of tax benefits of $291 (2025: nil; 2024: nil). Pursuant to the equity distribution agreement dated August 20, 2025 (the “Distribution Agreement”), the offering has been terminated upon the issuance and sale of all of the offered shares subject to the Distribution Agreement. ATM Programs initiated by the Company from time to time allow the Company to distribute common shares of the Company (the “ATM Shares”) to the public from time to time, through the agents, at the Company’s discretion. The ATM Shares sold under the ATM Programs are sold at the prevailing market price at the time of sale. No ATM Shares were distributed by the Company during the year ended April 30, 2025.

During the year ended April 30, 2024, the Company issued 16,929,600 common shares by way of short form prospectus for gross proceeds of $52,866. Total share issuance costs incurred for both public offerings were $3,456, which was recorded net of tax benefits of $956.

During the year ended April 30, 2024, the Company recorded $903 of tax benefits as a result of the initial recognition of tax benefits associated with previously recognized share issue costs, upon the release of the valuation allowance established when the costs were incurred.

Additional Paid-in Capital

Common Stock Purchase Warrants

No warrants were outstanding, issued, expired or exercised during the year ended April 30, 2026.

Uranium Royalty Corp.

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars unless otherwise stated)

Stock Options

The following outlines movements of the Company’s stock options:

	Number of options	Weighted Average Exercise Price ($CAD)
Balance at April 30, 2025	2,018,300	3.48
Granted	381,788	5.66
Forfeited	(117,574)	3.22
Exercised	(311,864)	3.65
Balance at April 30, 2026	1,970,650	3.90

The total intrinsic value of options exercised during the years ended April 30, 2026, 2025, and 2024 was $472, $8, and nil respectively.

On August 12, 2025 and October 3, 2025, the Company granted 33,588 and 348,200 stock options at an exercise price of CAD$3.55 per share and CAD$5.86 per share to certain directors, officers, employees and consultants of the Company, respectively. These options are valid for a period of five years. The options will vest as follows: (a) 25% on the grant date; and (b) 25% on each of the dates that are 6, 12 and 18 months thereafter.

The fair value of these stock options was estimated at the date of grants, using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the year ended April 30,
	2026	2025	2024
Risk-free interest rate	2.59%	2.94%	4.28%
Expected life (years)	4.00	4.00	3.90
Expected volatility	65.90%	69.19%	71.46%
Expected dividend yield	0.00%	0.00%	0.00%
Grant date weighted average fair value	CAD$3.02	CAD$2.12	CAD$1.69

The following outlines movements of the Company’s outstanding unvested stock options:

	Number of options	Weighted Average Exercise Price ($CAD)
Balance at April 30, 2025	195,750	3.92
Granted	381,788	5.66
Forfeited	(5,188)	5.39
Vested	(384,082)	4.71
Balance at April 30, 2026	188,268	5.66

Uranium Royalty Corp.

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars unless otherwise stated)

A summary of stock options outstanding and exercisable at April 30, 2026, are as follows:

	Options Outstanding			Options Exercisable
Exercise Price ($CAD)	Number of Options Outstanding	Weighted Average Exercise Price ($ CAD)	Weighted Average Remaining Contractual Life (years)	Number of Options Exercisable	Weighted Average Exercise Price ($ CAD)	Weighted Average Remaining Contractual Life (years)
2.00 to 2.99	383,300	2.92	2.31	383,300	2.92	2.31
3.00 to 3.99	1,130,088	3.57	1.61	1,113,294	3.57	1.57
4.00 to 4.99	73,000	4.13	0.88	73,000	4.13	0.88
5.00 and above	384,262	5.82	4.01	212,788	5.78	3.67
	1,970,650	3.90	2.19	1,782,382	3.72	1.95

The amount of share-based compensation expense recognized during the year ended April 30, 2026 was $746 (2025: $561, 2024: $547). As of April 30, 2026, the unrecognized compensation cost related to unvested stock options was $244, which is expected to be recognized over 4.0 years. As of April 30, 2026, the aggregate intrinsic value of all outstanding stock options granted was $2,163 (vested: $2,141 and unvested: $22).

Earnings (Loss) Per Share

	For the year ended April 30,
	2026	2025	2024
	($)	($)	($)
Net income (loss) for the year	40,249	(4,509)	13,705

Basic weighted average number of shares	138,950,842	126,795,491	108,639,674
Basic earnings (loss) per share	0.29	(0.04)	0.13

Effect of dilutive securities
Warrants	—	—	6,393,228
Stock options	465,771	—	122,350
Diluted weighted average number of common shares	139,416,613	126,795,491	115,155,252
Diluted earnings (loss) per share	0.29	(0.04)	0.12

Long Term Incentive Plan

The Company has adopted the long term incentive plan (the “LTIP”) which provides that the Board of Directors may, from time to time, in its discretion, grant awards of restricted share units, performance share units, deferred share units, options and stock appreciation rights to directors, key employees and consultants. The LTIP is available to directors, key employees and consultants of the Company, as determined by the Board of Directors. The aggregate number of common shares issuable under the LTIP in respect of awards shall not exceed 10,775,285 common shares. As of April 30, 2026, 2,699,288 share options were granted and 8,228,635 common shares remain available for issuance under the LTIP.

The total number of common shares issuable to any participant under the LTIP, at any time, together with common shares reserved for issuance to such participant under any other security-based compensation arrangements of the Company, shall not exceed 5% of the issued and outstanding common shares. The total number of common shares (i) issued to insiders within any one-year period; and (ii) issuable to insiders at any time, under the LTIP or when combined with shares reserved for issuance to such insiders under all of the Company’s other security-based compensation arrangements, shall not exceed 10% of the issued and outstanding common shares, respectively. The total number of common shares issuable to non-executive directors (excluding the Chair of the Board, if any) under the LTIP shall not exceed 3% of the issued and outstanding common shares. The total number of shares issuable to any consultants or persons performing investor relation shall not exceed 2% of the issued and outstanding common shares in any twelve-month period.

Uranium Royalty Corp.

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars unless otherwise stated)

The number of options to be granted, the exercise price(s) and the time(s) at which an option may be exercised shall be determined by the Board, in its sole discretion, provided that the exercise price of options shall not be lower than the closing price of the common shares on the last trading day immediately prior to the date of grant, and further provided that the term of any option shall not exceed ten years. The grant value of common shares issued or reserved for issuance pursuant to options granted under the LTIP to any one non-executive director (excluding the Chair of the Board, if any) plus the number of common shares that are reserved at that time for issue or are issuable to such non-executive director pursuant to any other security-based compensation agreement shall not exceed CAD$100,000 in any fiscal year, calculated by the Company as of the grant date. All options granted under the LTIP to persons providing investor relations activities will vest and become exercisable over a period of not less than twelve months, with no more than one quarter of such options vesting and becoming exercisable in any three-month period.

9. Selling, general and administrative

The following outlines the amounts included in selling, general and administrative expenses:

	For the year ended April 30,
	2026	2025	2024
	($)	($)	($)
Salaries and directors' fees	919	819	789
Office and administrative	2,204	2,172	2,122
Professional fees and insurance	1,003	888	952
Transfer agent and regulatory fees	417	360	561
Stock-based compensation	746	561	547
Total	5,289	4,800	4,971

10. Income Tax

A reconciliation of the provision for income taxes computed at the combined Canadian federal statutory rates to the provision for income taxes as shown in the consolidated statements of income (loss) for the years ended April 30, 2026, 2025, and 2024 is as follows:

	For the year ended April 30,
	2026 ($)	2025 ($)	2024 ($)
Income (loss) before income taxes	54,640	(5,644)	16,900
Statutory rates	15.00%	15.00%	15.00%
Expected income tax at statutory rates	8,196	(847)	2,535

Reconciling items:
Non-deductible permanent differences	539	92	65
Tax rate difference applicable to investment in equity securities	(659)	138	(847)
Domestic provincial and local income taxes (British Columbia, Canada), net of federal effect	6,398	(489)	1,408
Change in valuation allowance recorded through income	1	1	(63)
Other, net	(84)	(30)	97
Income tax expense (recovery) for the year	14,391	(1,135)	3,195

Current	9,307	—	—
Deferred	5,084	(1,135)	3,195
Income tax expense (recovery) for the year	14,391	(1,135)	3,195

Uranium Royalty Corp.

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars unless otherwise stated)

The significant component of the Company’s deferred tax assets and liabilities recognized are as follows:

	As at April 30, 2026 ($)	As at April 30, 2025 ($)
Deferred tax liabilities:
Excess of accounting value of short-term investments over tax value	(967)	—
Excess of accounting value of royalties over tax value	(4,845)	(3,041)
Other deferred tax liabilities	(17)	(42)
Total deferred tax liabilities:	(5,829)	(3,083)

Deferred tax assets:
Non-capital losses carry-forward	4	2,236
Financing costs	629	687
Other deferred tax assets	196	1
Total deferred tax assets:	829	2,924
Valuation allowance	(4)	(4)
Deferred tax assets:	825	2,920
Deferred income tax liabilities, net	(5,004)	(163)

The Company has recognized a valuation allowance to the extent of deferred tax assets in the United States in excess of that which can be supported through the reversal of taxable temporary differences, as the Company is unable to conclude it is more likely than not that those assets will be realized. During the year ended April 30, 2024, the Company recorded an increase to common stock upon the release of valuation allowance of $903, the initial recognition of tax benefits associated with share issue costs in prior years.

The Company has non-capital losses which may be carried-forward to reduce taxable income in future years. The non-capital losses of $5 in Canada expiring between 2042 and 2046 and non-capital loss carryforwards of $14 in the US with no fixed expiry date.

11. Related Party Transactions

Related party transactions are based on the amounts agreed to by the parties. During the year ended April 30, 2026 the Company incurred $4 (2025: $99) in office and administration expenses related to corporate branding and marketing, media, website maintenance and hosting services provided by a vendor that is controlled by a family member of the Company’s Chairman.

During the year ended April 30, 2024, Uranium Energy Corp. (“UEC”), a shareholder and related party of the Company, purchased 2,978,364 common shares in public offerings.

The Company has entered into a contingent subscription agreement for the sale of common shares to UEC, which currently owns approximately 12% of the Company’s outstanding common shares, for partial financing of the Sweetwater Acquisition. See Note 13.

12. Segment Information

The Company conducts its business as a single operating segment, being the acquiring and assembling a portfolio of royalties, investing in companies with exposure to uranium and physical uranium. The Company also engages in the purchase and sale of physical uranium from time to time.

Our Chief Executive Officer, who serves as our Chief Operating Decision Maker (“CODM”), evaluates performance and allocates resources for the Company (being one reportable segment) based on income (loss) before income taxes, which are consistent with the results in the Company’s Consolidated Statements of Income (Loss). The CODM uses income (loss) before income taxes to allocate resources, including decisions related to capital investments and potential royalty expansion opportunities. The significant segment expenses reviewed by the CODM are consistent with the operating expense line items presented in the Company’s Consolidated Statements of Income (Loss).

Sales of Uranium Inventory

The Company attributes revenues from external customers based on the country in which the sale takes place, regardless of the domicile of the customer. Sales of uranium inventory for the years ended April 30, 2026 and 2025 all occurred at a third party storage facility in Canada.

Uranium Royalty Corp.

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars unless otherwise stated)

Major Customers

Revenue from sales of uranium inventory from major customers for the years ended April 30, 2026, 2025, and 2024 is summarized as follows:

	For the year ended April 30,
	2026	2025	2024
	($)	($)	($)
Customer A	31,630	7,975	—
Customer B	24,245	—	11,230
Customer C	8,100	—	16,275
Customer D	8,725	3,238	—
Customer E	17,000	—	—
Customer F	37,788	—	—
Customer G	—	—	3,700
All other customers	59,319	—	—
Total	186,807	11,213	31,205

100% of the royalty revenue for the years ended April 30, 2026 and 2025 is from Langer Heinrich.

Non-current assets by geographical region

The following table summarizes the Company’s non-current assets by geographical region, as of April 30, 2026 and April 30, 2025. Geographical region of royalties is determined by the location of the properties related to the royalties.

Non-current assets by geographical region as of:	As at April 30, 2026 ($)	As at April 30, 2025 ($)
Canada	25,188	24,605
Namibia	1,906	1,998
Spain	499	494
USA	16,428	16,428
	44,021	43,525

13. Sweetwater Acquisition and UEC Financing

On April 16, 2026, the Company entered into an arrangement agreement to combine with entities (the “Combining Entities”) currently owning a collective 92% interest in Sweetwater Royalties LLC (“Sweetwater”). The Combining Entities are currently managed by Orion Resource Partners LP and the Ontario Teachers’ Pension Plan (collectively, the “Sellers”). Under the transaction, URC and Sweetwater will combine (“the Transaction”) under a newly formed U.S. parent company (“New URC”) that will be the surviving legal entity upon completion of the arrangement. New URC is expected to apply to have its shares of common stock listed on the NASDAQ Capital Market. To complete the Transaction, the Company will pay cash consideration to the Sellers of approximately $330 million. Shareholders of the Company and the Combining Entities will be issued common shares in (or shares exchangeable into common shares of) New URC in exchange for their outstanding shares (issued at a deemed price of $3.64 per share), subject to adjustment for any pre-closing financing completed by the Company. Closing is subject to customary conditions, including approval by 66 2/3% of votes cast by the Company’s shareholders, court approval, and applicable regulatory and stock exchange approvals. In connection with the Transaction, UEC and certain of the directors and executive officers of the Company, representing approximately 14% of outstanding shares, have entered into voting agreements in support of the Transaction.

Uranium Royalty Corp.

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars unless otherwise stated)

To finance a portion of the cash consideration under the Transaction, UEC, which currently owns approximately 12% of the Company’s outstanding common shares, has agreed to subscribe for subscription receipts of the Company at a price of $3.64 for total proceeds of US $40.0 million. Each subscription receipt will be automatically converted into one share of the Company in the event all escrow release conditions set out in the subscription agreement are satisfied, including the conditions precedent to the arrangement, stock exchange and shareholder approvals. The subscription is denominated in US dollars, which is not the Company’s functional currency and, accordingly, prior to funding was recorded as a derivative with gains and losses recorded through income. The proceeds were placed into escrow on April 27, 2026. Amounts received and interest thereon will be recorded as restricted cash and subscription liability until the escrow release conditions are met.

The subscription liability is carried at fair value with changes recorded in income. Key inputs to the fair value estimate include the Company’s estimate the subscription will settle through the issuance of shares as a result of a positive vote in support of the Transaction and the quoted share price at the balance sheet date. During the year ended April 30, 2026, the Company recognized a combined loss of $2,848 on the subscription including the derivative liability, subsequent subscriptions receipt liability, and restricted cash asset.

14. Subsequent Events

Other than as disclosed elsewhere in these consolidated financial statements, the following events occurred subsequent to April 30, 2026:

The Company sold 593,255 pounds U3O8 at a weighted average price of $85.91 per pound for cash consideration of $51.0 million.

On July 27, 2026, the escrow conditions associated with the subscription receipts described in Note 13 were met and the Company received US$40.0 million from escrow. Upon conversion of all subscription receipts, UEC beneficially owned, and had control and direction of, 28,967,375 URC common shares (including 10,989,011 URC common shares underlying the subscription receipts). Upon conversion, the subscription receipt liability was derecognized and the carrying amount was reclassified to share capital.

On July 27, 2026, Sweetwater and URC completed the Transaction described in Note 13. URC common shareholders received 153,957,874 common shares of New URC and 3,856,695 Exchangeable Shares, which were issued in exchange for their shares of the Company on a one-for-one basis, resulting in ownership of 41% of the common shares or common share equivalents of the New URC, and the Sellers received 223,252,749 common shares of New URC representing 59% of outstanding common shares and exchangeable common shares upon close. The Company will account for the combination with Sweetwater as a business combination and has determined the Company is the accounting acquirer as its shareholders hold the largest number of shares of New URC and Company officers and directors make up the majority of the officers and directors of the combined company. As such, the historical financial statements of New URC will be those of the Company and the value of consideration received by the Sellers will be recorded as consideration issued upon the acquisition and allocated to the acquired assets and liabilities of Sweetwater.

On July 27, 2026, the Company entered into a senior secured revolving credit agreement for up to $50.0 million (the “Facility”). On the same date, the Company drew $40.0 million under the Facility (the “Bridge Loan”), of which $2.0 million was used to partially fund the Sweetwater Acquisition and the remaining was used for working capital purposes. The Bridge Loan must be repaid in full by January 31, 2027. Until it is repaid, the Company is required to apply 100% of the net proceeds of any equity issuance to repay the Bridge Loan, and may not make any further borrowings under the Facility. The Facility matures on July 31, 2029. The Bridge Loan bears a variable interest rate based on 6-month term SOFR (the Secured Overnight Financing Rate), plus an applicable margin. The interest rate for the initial six-month interest period is 7.80%. The applicable margin may decrease following repayment of the Bridge Loan, based on subsequent utilization of the Facility. Term SOFR resets at the beginning of each subsequent interest period. The Facility is secured by a first-ranking security interest in substantially all present and future real and personal property of the Company and guarantors, including certain material agreements, equity pledges and cash accounts.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company became the reporting issuer upon the closing of the Arrangement on July 27, 2026. As the Arrangement had not yet closed as of April 30, 2026, the evaluation of disclosure controls and procedures described below was conducted with respect to the disclosure controls and procedures of the Company’s predecessor, Uranium Royalty Corp. (Canada), which was the operating entity during the fiscal year ended April 30, 2026.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of Uranium Royalty Corp. (Canada)’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 30, 2026). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of April 30, 2026, Uranium Royalty Corp. (Canada)’s disclosure controls and procedures were effective. Our 92% ownership interest in the Sweetwater Entities was acquired on July 27, 2026, and therefore were not included in the scope of the evaluation of disclosure controls and procedures as of April 30, 2026.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate over time.

As discussed above, the Company became the reporting issuer upon the closing of the Arrangement on July 27, 2026. As the Arrangement had not yet closed as of April 30, 2026, this report on internal control over financial reporting reflects the assessment of Uranium Royalty Corp. (Canada)’s internal control over financial reporting as of April 30, 2026.

Our management, including our chief executive officer and chief financial officer, has assessed the effectiveness of Uranium Royalty Corp. (Canada)’s internal control over financial reporting as of April 30, 2026, based on the criteria established in the “2013 Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that, as of April 30, 2026, Uranium Royalty Corp. (Canada)’s internal control over financial reporting was effective.

Our 92% ownership interest in the Sweetwater Entities was acquired on July 27, 2026, in connection with the closing of the Arrangement. Management’s assessment of the effectiveness of internal control over financial reporting as of April 30, 2026, excludes the internal controls of the Sweetwater Entities, as the acquisition occurred after the end of the fiscal year. We expect to integrate the Sweetwater Entities into our assessment of internal control over financial reporting within the timeframe provided by SEC guidance, which permits management to exclude an acquired business from its assessment for up to one year following the acquisition date.

This Annual Report does not include an attestation report of our registered public accounting firm on internal control over financial reporting because we do not qualify as an accelerated or a large accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Changes in Internal Control over Financial Reporting

There have been no changes in Uranium Royalty Corp. (Canada)’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, the closing of the Arrangement occurred subsequent to the fiscal year-end. We anticipate that the integration of the Sweetwater Entities’ operations and the transition to U.S. domestic reporting requirements may result in changes to internal control over financial reporting in future periods, which will be disclosed as applicable.

Item 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended April 30, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be included in our proxy statement for our 2026 stockholders’ meeting to be filed with the SEC within 120 days after April 30, 2026, and is incorporated by reference into this report.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its officers, directors and employees, including its Principal Executive, Principal Financial and Principal Accounting Officers, or persons performing similar functions. We have posted a copy of our Code of Business Conduct and Ethics on the “Corporate Governance” section of our website at https://www.uraniumroyalty.com/company/corporate-governance/. We intend to disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, and waivers of the Code of Business Conduct and Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

The information required by this item will be included in our proxy statement for our 2026 stockholders’ meeting to be filed with the SEC within 120 days after April 30, 2026, and is incorporated by reference into this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our proxy statement for our 2026 stockholders’ meeting to be filed with the SEC within 120 days after April 30, 2026, and is incorporated by reference into this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our proxy statement for our 2026 stockholders’ meeting to be filed with the SEC within 120 days after April 30, 2026, and is incorporated by reference into this report.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our proxy statement for our 2026 stockholders’ meeting to be filed with the SEC within 120 days after April 30, 2026, and is incorporated by reference into this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report.

(1)	Financial Statements

Our consolidated financial statements are listed under the heading “Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and related notes.

(3)	Exhibits

Exhibit	Description of Exhibit

3.1

Amended and Restated Certificate of Incorporation of Uranium Royalty Corp. (Delaware) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

3.2

Amended and Restated Bylaws of Uranium Royalty Corp. (Delaware) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

3.3

Certificate of Designation of Class A Preferred Stock and Class B Preferred Stock of Uranium Royalty Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

4.1*	Description of Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2

Voting and Exchange Trust Agreement, dated July 27, 2026, by and among Uranium Royalty Corp. (Delaware), UROY CallCo ULC, UROY Exchange Co. Ltd. and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

10.1

Arrangement Agreement, dated April 16, 2026, by and among Uranium Royalty Corp. (Canada), the Orion Sellers and HRG Metals LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

10.2

Investors Rights Agreement, dated as of July 27, 2026, by and among Uranium Royalty Corp. (Delaware), Orion Resource Partners (USA) LP and Ontario Teachers’ Pension Plan Board (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

10.3

Exchangeable Share Support Agreement, dated July 27, 2026, by and among Uranium Royalty Corp. (Delaware), UROY CallCo ULC and UROY ExchangeCo Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

10.4#

Executive Employment Agreement, dated as of May 23, 2025, by and between Uranium Royalty Corp. (Canada) and Andrew Marshall (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

10.5#

Consulting Agreement, dated as of October 22, 2019, by and between Uranium Royalty Corp. (Canada) and Castle Rock Uranium LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

10.6#

Independent Contractor Amendment Agreement, dated as of June 10, 2026, by and between Uranium Royalty Corp. (Canada) and Darcy Hirsekorn, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

10.7#

Long-Term Incentive Plan of Uranium Royalty Corp. adopted July 27, 2026 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

10.8#

Form of Option Award Agreement under the Uranium Royalty Corp. 2026 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

10.9#

Form of Indemnification Agreement between Uranium Royalty Corp. and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

10.10*†	Note Purchase Agreement, dated as of August 19, 2020, by and among Sweetwater Royalties LLC and the purchasers party thereto, relating to the 5.32% Senior Secured Notes due September 30, 2040.
19.1*	Insider Trading Policy of Uranium Royalty Corp.
21.1*	List of Subsidiaries of the Registrant.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.
97.1*	Compensation Recovery Policy of Uranium Royalty Corp.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

# Management contract or compensatory plan or arrangement

† Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ROYALTY CORP.

Date: July 28, 2026	By:	/s/ Scott Melbye
	Name:	Scott Melbye
	Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Melbye	Chief Executive Officer, President and Director	July 28, 2026
Scott Melbye	(Principal Executive Officer)

/s/ Andrew Marshall	Chief Financial Officer and Corporate Secretary	July 28, 2026
Andrew Marshall	(Principal Financial Officer and Principal Accounting Officer)

/s/ Amir Adnani	Chairman of the Board	July 28, 2026
Amir Adnani

/s/ Vina Patel	Director	July 28, 2026
Vina Patel

/s/ Neil Gregson	Director	July 28, 2026
Neil Gregson

/s/ Ken Robertson	Director	July 28, 2026
Ken Robertson

/s/ Donna Wichers	Director	July 28, 2026
Donna Wichers