Form 10-K/A
period 2026-04-30
Uranium Royalty Corp.
filed 2026-08-28
CIK 2143673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-43420

URANIUM ROYALTY CORP.
(Exact name of registrant as specified in its charter)

Delaware	42-3490185
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

141 Union Blvd, Suite #310 Lakewood, CO	80228
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (720) 657-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	UROY	The Nasdaq Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 381,067,318 shares of common stock, par value $0.001 per share, outstanding as of August 28, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Uranium Royalty Corp. (the “Company”) for the fiscal year ended April 30, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on July 28, 2026 (the “Original Report”), solely to include the information required by Part III, Items 10 through 14, of Form 10-K.

We are filing this Amendment for the sole purpose of filing the information required by Part III of Form 10-K. We previously omitted this information from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits this information to be incorporated by reference from a registrant’s definitive proxy statement if the proxy statement is filed within 120 days after fiscal year-end. We are filing this Amendment to include Part III information in our Original Report because we do not intend to file a definitive proxy statement for an annual meeting of stockholders containing such information within 120 days after the end of our fiscal year ended April 30, 2026.

This Amendment amends and restates in their entirety the cover page and Part III of the Original Report. Capitalized terms not otherwise defined in Part III of this Amendment shall have the same meanings assigned to those terms in Parts I and II of the Original Report.

Pursuant to the rules of the SEC, Part IV, Item 15 (Exhibit Index) has also been amended to contain the currently dated certifications from our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and of our principal financial officer are attached to this Amendment as Exhibits 31.1 and 31.2, respectively. The cover page is also amended to update the number of shares outstanding as of the latest practicable date and to remove the statement that information is incorporated by reference from the Company’s definitive proxy statement.

Because no financial statements or other financial information have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, we have omitted paragraphs 3, 4 and 5 of the certifications filed with this Amendment. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, because we are not filing any financial statements with this Amendment.

The remainder of the Original Report remains the same as previously reported in the Original Report, and there are no other changes to the Company’s financial statements or disclosures and there are no changes to the Company’s reported results. This Amendment does not reflect any subsequent events occurring after the filing date of the Original Report and does not modify or update in any way the disclosures made in the Original Report except as described above. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC after the Original Report.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth the name, age and position of the directors serving on our Board of Directors (the “Board”) as of August 28, 2026:

Name	Age	Position
Amir Adnani	48	Chairman of the Board
Scott Melbye	63	Chief Executive Officer, President and Director
Vina Patel	61	Lead Independent Director
Neil Gregson	63	Director
Ken Robertson	71	Director
Donna Wichers	71	Director
Peter Martin Rozenauers	62	Director
Kevin McQuilkin	65	Director

The following sets forth biographical information and the qualifications and skills for each director:

Amir Adnani has served as the Chairman and a director of the Company since July of 2026, as well as a director of Uranium Royalty Corp. (Canada) (“URC Canada”) since August of 2019. Mr. Adnani is a founder and serves as the President, Chief Executive Officer and a director of Uranium Energy Corp. (“UEC”), a uranium mining and exploration company listed on NYSE American LLC (the “NYSE American”), and has served in that role since January 2005. Mr. Adnani is also the founder and co-chairman of GoldMining Inc., a publicly-listed gold acquisition and development company, and has served in that role since January 2011. Mr. Adnani was a director of Gold Royalty Corp., a precious metals-focused royalty and streaming company, from November 2020 to March 2023. Mr. Adnani has served on the Board of Management of the World Nuclear Association since April 2025. Mr. Adnani holds a Bachelor of Science degree from the University of British Columbia and was a director of the university’s alumni association from 2015 to 2021.

We believe Mr. Adnani is qualified to serve as a director of the Company due to his extensive leadership experience in the uranium industry.

Scott Melbye has served as a director of the Company since July of 2026 and of URC Canada since April of 2017, and has served as President and CEO of the Company since July of 2026 and of URC Canada since October of 2019. Mr. Melbye has over 41 years of experience in the nuclear energy industry and has held leadership positions in various uranium mining companies and industry organizations. Mr. Melbye has served as an Executive Vice President of UEC since September 8, 2014, where he is responsible for uranium marketing and sales and strategic growth objectives, and as advisor to the Nuclear Engineering Program at the Colorado School of Mines. Previously, Mr. Melbye was the Vice President of Commercial at Uranium Participation Corporation (now Sprott Physical Uranium Trust) from 2014 to 2018 and concurrently served as an advisor to the Chairman of Kazatomprom, the national uranium company of Kazakhstan, until March 2018. Prior to that, Mr. Melbye held the position of Executive Vice President of Marketing at Uranium One Inc. from 2011 to 2014, and, from 1989 to 2010, held various positions at Cameco Corporation, including President of their global marketing subsidiary, Cameco, Inc. Mr. Melbye is currently the President of the Uranium Producers of America and is a past Chair of the Board of Governors of the World Nuclear Fuel Market. Mr. Melbye holds a Bachelor of Science (B.Sc.) in Business Administration from Arizona State University.

We believe Mr. Melbye is qualified to serve as a director of the Company due to his extensive leadership experience in the uranium industry.

Vina Patel has served as a director of the Company since July of 2026 and served as a director of URC Canada from October of 2019 until the effective date of the arrangement transaction described in the Arrangement Agreement (the “Effective Date”). Ms. Patel is a capital markets professional with over 20 years of experience. Ms. Patel is Director of Night Star Consulting Ltd., a company which provides consulting and marketing services to mining companies, since July 2011. Ms. Patel began her capital markets career on the Institutional Equity team at Canaccord Genuity Corp. with a focus on UK and European markets. Ms. Patel successfully set up a new London office for Westwind Partners (now Stifel Financial) and for 5 years subsequent, Ms. Patel was head of London institutional sales at Haywood Securities Inc. Over the course of her career, Ms. Patel has specialized in raising capital from institutional investors for exploration and mining companies including a number of uranium companies. She has established long-standing and successful relationships with both mining corporates and the investment community, gaining extensive knowledge and experience of the sector. Ms. Patel graduated with an MBA from Warwick Business School in 1999, where she was also awarded a Women’s Scholarship. Prior to this, she was a senior school teacher and holds a Master of Arts in Education from the University of London.

We believe Ms. Patel is qualified to serve as a director of the Company due to her extensive leadership experience within the minerals and investments industries.

Neil Gregson has served as a director of the Company since July of 2026 and served as a director of URC Canada from October of 2020 until the Effective Date. Mr. Gregson is a qualified mining engineer with over 30 years of experience in the resources sector. From September 2010 to April 2020, Mr. Gregson was a Portfolio Manager at J.P. Morgan Asset Management Global Equities Team based in London where he was responsible for global natural resources mandates. He held prior investment management roles at CQS Asset Management as a Senior Portfolio Manager focused on natural resources and at Credit Suisse Asset Management as Head of Emerging Markets and related sector funds. Mr. Gregson has a BSc (Hons) Mining Engineering from Nottingham University. Mr. Gregson became an associate of the Institute of Investment Management and Research of London in 1994. Mr. Gregson holds a Diploma in Business Management from Damelin College, Johannesburg (1988) and a Mine Managers Certificate of Competency, South Africa (1985).

We believe Mr. Gregson is qualified to serve as a director of the Company due to his extensive experience in the resources sector.

Ken Robertson has served as a director of the Company since July of 2026 and served as a director of URC Canada from October of 2024 until the Effective Date. Mr. Robertson was previously a partner and Global Mining & Metals Group Leader with Ernst & Young LLP (“EY”) from 1979 to 2015. During his career at EY in Canada and the United Kingdom, Mr. Robertson developed extensive experience in initial public offerings, financings, governance and securities regulatory compliance. Mr. Robertson is a Chartered Professional Accountant. Mr. Robertson currently serves as a director of Gold Royalty Corp., a precious metals-focused royalty and streaming company listed on the NYSE American, since November 2020, and of Silvercorp Metals Inc., a silver exploration company listed on the TSX and NYSE American, since September 2022. Mr. Robertson previously served as a director of Mountain Province Diamonds Inc., a diamond exploration and mining company listed on the TSX, from June 2020 to June 2024, of Avcorp Industries Inc., a supplier of airframe structures, from June 2017 to November 2022, and of SAIS Limited (formerly Sarment Holding Limited), a technology services company, from March 2019 to July 2020. Mr. Robertson is a Chartered Professional Accountant, holds a Bachelor of Commerce degree from McMaster University and the ICD.D designation from the Institute of Corporate Directors.

We believe Mr. Robertson is qualified to serve as a director of the Company due to his extensive experience in financial services, accounting and the resources sector.

Donna Wichers has served as a director of the Company since July of 2026 and served as a director of URC Canada from October of 2024 until the Effective Date. Ms. Wichers has over 40 years of experience in senior roles with ISR and conventional uranium mines in the USA, including past positions with mining subsidiaries of Uranium One Americas Inc. (now named UEC Wyoming Corp.) (“Uranium One”), and Orano SA, in the USA, Rio Algom, Arizona Public Service and Westinghouse, and provides annual consultancy services to the International Atomic Energy Agency since 2015. Ms. Wichers is a past member of the boards of directors of the National Mining Association, the Wyoming Mining Association and the Uranium Producers of America and is a past Chairman of the Society of Mining Engineers of American Institute of Mining, Metallurgical, and Petroleum Engineers, Incorporated (AIME), Wyoming Mining and Metals Section. Ms. Wichers holds a Master of Science in Water Resources and a Bachelor of Science with Honors in Microbiology, both from the University of Wyoming.

We believe Ms. Wichers is qualified to serve as a director of the Company due to her extensive leadership with uranium and resources companies.

Peter Martin Rozenauers has served as a director of the Company since August of 2026. Mr. Rozenauers is an investment and mining finance professional with over 35 years of experience in the natural resources and finance industry. Since June 2026, he has served as a non-executive Investment Committee member for the Orion Mine Finance investment platform / fund family (“OMF”) and for the Orion Industrial Ventures venture-capital investment platform / fund family (“OIV”) of Orion Resource Partners (Aus) Pty Limited, the Australian affiliate of Orion Resource Partners (USA) LP (“Orion”). He previously served as Managing Partner and Portfolio Manager with Orion Resource Partners (Aus) Pty Limited from September of 2013 to July of 2026 and, prior to that, as a Senior Investment Manager for Red Kite Group’s mine finance business. Mr. Rozenauers holds a Bachelor of Mining Engineering (Hons I) from the University of New South Wales and a Master of Applied Finance from the University of Technology Sydney.

We believe Mr. Rozenauers is qualified to serve as a director of the Company due to his extensive experience in the natural resources industry.

Kevin McQuilkin has served as a director of the Company since August of 2026. Mr. McQuilkin is an Executive in Residence and Adjunct Professor of Finance at the Gonzaga University School of Business, a position he has held since 2021, with more than 35 years of experience in investment banking, including in the energy, metals and mining, and chemicals industries. Prior to joining Gonzaga University, Mr. McQuilkin served as Head of Industrials Mergers and Acquisitions at Wells Fargo Securities (June 2011 to April 2021) and, before that, in senior mergers and acquisitions and metals and mining investment banking roles at Deutsche Bank Securities and J.P. Morgan. Mr. McQuilkin graduated with honors from Gonzaga University and received a Master’s in Management from Northwestern University’s J.L. Kellogg Graduate School of Management.

We believe Mr. McQuilkin is qualified to serve as a director of the Company due to his extensive experience in financial services and the mining investment sector.

Executive Officers

Below is information regarding each of our current executive officers. Executive officers are appointed by the Board to serve at the discretion of the Board until their successor is appointed, or until their earlier death, resignation or removal.

Name	Age	Position
Scott Melbye	63	Chief Executive Officer, President and Director
Eason Chen	45	Interim Chief Financial Officer
Darcy Hirsekorn	53	Chief Technical Officer

Scott Melbye serves as our Chief Executive Officer and President. His business experience is discussed above in “Board of Directors.”

Eason Chen has served as our Interim Chief Financial Officer since July of 2026. Mr. Chen is a Chartered Professional Accountant with more than 20 years of experience in senior financial leadership, corporate finance and capital markets, mergers and acquisitions, strategic transactions, public-company financial reporting, and corporate governance, with extensive experience in the mining sector. Since December 2019, Mr. Chen has served as partner of CEC Accounting and Advisory Corp., an accounting and advisory firm, through which he provides financial advisory and consulting services to publicly listed companies, including Uranium Energy Corp., GoldMining Inc. and U.S. GoldMining Inc. From January 2021 to February 2022, Mr. Chen served as Chief Financial Officer of Rambler Metals and Mining Plc, a copper and gold producer, where he was responsible for financial strategy and planning, financial reporting, budgeting, financing, treasury and capital management and internal controls. From October 2023 to June 2025, Mr. Chen served as partner at ZH CPA LLP, and since November 2025, he has served as a partner at Lixin & Ethos CPAs LLP, providing assurance services to publicly listed companies. Mr. Chen began his career in EY’s mining audit practice and subsequently worked at MNP LLP in corporate finance, assurance and the national technical team, advising publicly listed companies on complex accounting, auditing and regulatory reporting matters.

Darcy Hirsekorn has served as our Chief Technical Officer since July of 2026 and served in the same role for URC Canada from May of 2017 until the Effective Date. He is a seasoned professional geoscientist with over 30 years of experience in uranium mining and exploration. He started working for Cameco Corporation in 1996 and held increasingly senior roles culminating in the position of District Geologist in 2016. He was part of an exploration group at Cameco that outlined over 250 million pounds of uranium resources, including the Millennium, Fox Lake and Tamarack deposits. In 2017 he joined UEC as the District Geologist for Saskatchewan. Throughout his career he has had the opportunity to visit and explore in many of the world’s top uranium districts. He has a diverse skillset in exploration strategy, project evaluation, project and portfolio management, risk mitigation, safety, health and environmental management, and community engagement. He is active in the mining and exploration industry, having sat on the board of the Nunavut/NWT Chamber of Mines, the executive of the local Canadian Institute of Mining Geological Section, and has served as the Vice Chair of the Environment and Sustainability Committee for the Saskatchewan Association of Professional Engineers and Geoscientists of Saskatchewan. He holds a Bachelor of Science Degree in Geology from the University of Saskatchewan and a Certificate in Applied Project Management from SaskPolytech.

Family and Other Relationships

There are no family relationships between any members of the Board and any of the Company’s executive officers.

Orion Board Representatives

Messrs. Rozenauers and McQuilkin were appointed to the Board as board representatives of the entities associated with Orion that are parties to the Investors Rights Agreement (the “Orion Sellers”) pursuant to that certain Investors Rights Agreement, dated as of July 27, 2026, by and among the Company, Orion, the Orion Sellers, HRG Metals LP and the Ontario Teachers’ Pension Plan Board (the “Investors Rights Agreement”). Pursuant to the Investors Rights Agreement, during the two-year period following the Effective Date, so long as the Orion Sellers beneficially own, directly or indirectly, at least 10% of the total outstanding voting shares of the Company, the Orion Sellers are entitled to designate for nomination to the Board such number of directors as is proportional to their beneficial ownership of the Company’s outstanding voting securities, not to equal or exceed 50% of the total number of directors on the Board. The Investors Rights Agreement is filed as Exhibit 10.2 to the Original Report.

Director Nominations by Security Holders

Our nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”) is responsible for, among other things, assisting the Board in identifying qualified candidates to be recommended as director nominees and appointed to stand for election at each annual meeting of stockholders. The Nominating and Corporate Governance Committee may consider candidates proposed by a consultant, an executive officer, by any director or by any stockholder, in accordance with procedures established by the Nominating and Corporate Governance Committee from time to time.

Stockholder recommendations provided to the Company’s Secretary and received in accordance with the advance notice provisions in our amended and restated bylaws (the “Bylaws”) will be considered and evaluated by the Nominating and Corporate Governance Committee in the same manner as candidates recommended from other sources. When considering whether director nominees have the experience, qualifications, attributes, or skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Board may consider, among other factors, potential conflicts of interest, professional experience, personal character, diversity of race, ethnicity, gender or age, and skills or professional experiences that enhance the quality of the deliberations and decisions of the Board, bearing in mind the composition of the Board and the current state of the Company and the industry generally. The Board may also consider the number of other public companies for which the person serves as director and the availability of the person’s time and commitment to the Company. In the case of current directors being considered for re-nomination, the Board will also consider the director’s tenure as a member of the Board, the director’s history of attendance at meetings of the Board and the director’s preparation for and participation in such meetings.

The Board believes that each director should have a basic understanding of our principal operational and financial objectives and plans and strategies, our financial condition and results of operations and our relative standing in relation to our competitors.

In identifying director nominees for recommendation to the Board, the Nominating and Corporate Governance Committee will first evaluate the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service will be considered for re-nomination.

If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board will identify another nominee with the desired skills and experience described above. The Board takes into consideration the overall composition and diversity of the Board and areas of expertise that director nominees may be able to offer, including business experience, knowledge, abilities and customer relationships. Generally, the Board will strive to assemble a board of directors that brings to us a variety of perspectives and skills derived from business and professional experience as it may deem are in our and our stockholders’ best interests. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Committees of the Board of Directors

The Board has an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”) and the Nominating and Corporate Governance Committee, and we may have such other committees as the Board shall determine from time to time. Each of the standing committees of the Board has the composition and responsibilities described below.

Audit Committee

We have established an Audit Committee consisting of Ken Robertson (Chair), Neil Gregson, Vina Patel and Donna Wichers, each of whom is independent under SEC rules and Nasdaq listing standards. Our Audit Committee consists solely of independent directors in accordance with Nasdaq listing rules and Rule 10A-3 of the Exchange Act. The Board has determined that Ken Robertson satisfies the definition of “audit committee financial expert” as defined under the applicable SEC rules. The Board has also determined that each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each Audit Committee member’s scope of experience and the nature of each member’s current and prior employment.

Our Audit Committee oversees, reviews, acts on and reports on various auditing and accounting matters to the Board, including the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices. In addition, the Audit Committee oversees our compliance programs relating to legal and regulatory requirements and is responsible for the review and approval of related party transactions. We have adopted an audit committee charter defining the Audit Committee’s primary duties in a manner consistent with the rules of the SEC and applicable stock exchange or market standards.

The functions of the Audit Committee include but are not limited to:

●	appointing, determining compensation, retaining and overseeing the pre-approval services provided by, the Company’s independent registered accounting firm engaged to prepare and issue an audit report and performing other audit, review or attestation services covering the consolidated financial statements of the Company;

●	determining the funding for and, when appropriate, terminating the Company’s independent registered accounting firm;

●	evaluating, at least annually, the Company’s independent registered accounting firm’s qualifications, performance, fees and independence;

●	reviewing, at least annually, a report from the Company’s independent registered accounting firm relating to the firm’s independence and quality of its internal controls;

●	reviewing the plan and scope of the Company’s independent registered accounting firm’s proposed annual financial audit and quarterly reviews;

●	reviewing the results of the annual financial audit and limited quarterly reviews of the Company’s financial statements, significant findings thereof and any other matters required to be communicated by the Company’s independent registered accounting firm under GAAP;

●	meeting to review and discuss, in consultation with the Company’s management and the Company’s independent registered accounting firm, the Company’s annual and quarterly financial statements, the Company’s independent registered accounting firm’s report, management’s report on internal control over financial reporting, and the Company’s disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	overseeing the Company’s internal audit function and reviewing and approving any plans for internal audit activities;

●	reviewing and discussing earnings releases with the Company’s management and the Company’s independent registered accounting firm prior to issuance;

●	discussing guidelines and policies to govern the process by which risk assessment and risk management is undertaken by the Company’s management; and

●	periodically reviewing and assessing with the Company’s management and the Company’s independent registered accounting firm the adequacy of the Company’s internal control systems, the Company’s policies on compliance with laws and regulations and the methods and procedures for monitoring compliance with such policies, and recommending improvements of such controls, policies, methods and procedures.

Pursuant to the charter of the Audit Committee, the Audit Committee has the authority to form and delegate authority to subcommittees of one or more of its members when appropriate, provided that decisions of each subcommittee shall be presented to the full Audit Committee at its next scheduled meeting. A copy of the charter of the Audit Committee is available on our website at uraniumroyalty.com.

Nominating and Corporate Governance Committee

We have established a Nominating and Corporate Governance Committee consisting of Vina Patel (Chair), Neil Gregson, Donna Wichers and Ken Robertson, each of whom is independent under Nasdaq listing standards. As required by the Nasdaq listing standards, the Nominating and Corporate Governance Committee consists solely of independent directors. This committee identifies, evaluates and recommends qualified nominees to serve on the Board; develops and oversees our internal corporate governance processes; and maintains a management succession plan. We adopted a nominating and corporate governance committee charter defining the Nominating and Corporate Governance Committee’s primary duties in a manner consistent with the rules of the SEC and the listing standards of Nasdaq.

The functions of the Nominating and Corporate Governance Committee include but are not limited to:

●	evaluating the qualifications of each candidate for election to the Board against the criteria for membership of the Board established from time to time by the Board, taking into account the composition of the Board as a whole;

●	establishing policies regarding consideration of director candidates recommended by the Company’s stockholders and procedures to be followed by stockholders that desire to submit such a recommendation;

●	identifying and recommending to the Board new persons qualified to be nominated for election as directors;

●	recommending to the Board the nominees for election to the Board prior to each annual meeting of stockholders of the Company;

●	annually reviewing the committee structure of the Board and composition and recommending to the Board the membership of each committee; and

●	developing and overseeing a process for an annual evaluation of the performance of the Board and management and overseeing the conduct of this annual evaluation.

Pursuant to the charter of the Nominating and Corporate Governance Committee, the Nominating and Corporate Governance Committee has the authority to delegate all or a portion of its duties and responsibilities to a subcommittee of the Nominating and Corporate Governance Committee. A copy of the charter of the Nominating and Corporate Governance Committee is available on our website at uraniumroyalty.com.

Compensation Committee

We have established a Compensation Committee consisting of Neil Gregson (Chair), Vina Patel and Ken Robertson, each of whom is independent under Nasdaq listing standards. Our Compensation Committee consists solely of independent directors in accordance with Nasdaq listing rules. This committee establishes salaries, incentives and other forms of compensation for officers and other employees and will administer our incentive compensation and benefit plans. We adopted a compensation committee charter defining the Compensation Committee’s primary duties in a manner consistent with the rules of the SEC and the listing standards of Nasdaq.

The functions of the Compensation Committee include but are not limited to:

●	reviewing the competitiveness of the Company’s executive compensation programs to ensure (i) the attraction and retention of executives, (ii) the motivation of executives to achieve the Company’s business objectives and (iii) the alignment of the interests of key leadership with the long-term interests of the Company’s stockholders;

●	reviewing and approving annually the corporate goals and objectives applicable to the compensation of the Company’s Chief Executive Officer, evaluating on an annual basis the Chief Executive Officer’s performance in light of such goals and objectives and determining, or recommending to the Board for determination, such Chief Executive Officer’s compensation level based on this evaluation;

●	reviewing and approving, or making recommendations to the Board regarding, the compensation of all other executive officers of the Company;

●	reviewing and discussing with the Board and executive officers plans for executive officer development and corporate succession plans for the Chief Executive Officer and other executive officers;

●	approving all equity-related awards to all persons who are members of the Board and/or an executive officer of the Company;

●	discharging the responsibilities of the Board with respect to the Company’s incentive compensation plans for executive officers and equity-based plans;

●	administering the Company’s incentive compensation plans and equity-based plans;

●	making recommendations to the Board with respect to incentive compensation plans and equity-based plans and reviewing the proposed terms of any amendments to such plans or any new plans;

●	overseeing regulatory compliance with respect to compensation matters, in consultation with management;

●	reviewing and approving any employment, compensation benefit, severance or other termination arrangements or plans for any current or former executive officer of the Company;

●	reviewing and recommending to the Board for approval the frequency with which the Company will conduct stockholder advisory votes on executive compensation; and

●	reviewing director compensation for service on the Board and committees of the Board.

Pursuant to the charter of the Compensation Committee, the Compensation Committee has the authority to delegate all or a portion of its duties and responsibilities to a subcommittee of the Compensation Committee. A copy of the charter of the Compensation Committee is available on our website at uraniumroyalty.com.

Company Policies

Code of Ethics and Business Conduct

The Board adopted a code of ethics and business conduct (the “Code of Conduct”) applicable to our employees, directors and officers, including our Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer and other principal executive and senior officers responsible for financial reporting, in accordance with applicable United States federal securities laws and the corporate governance rules of Nasdaq. The Code of Conduct addresses, among other things, record retention, conflicts of interest, business opportunities, gifts or favors, proprietary information and disciplinary measures. Our Code of Conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. The Code of Conduct is available on our website at uraniumroyalty.com. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website at the foregoing website address.

Insider Trading Policy

We have an insider trading policy (the “Insider Trading Policy”) governing the purchase, sale and disposition of our securities by our directors, officers and employees, as well as their respective immediate family members. Our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable Nasdaq listing standards. While the Company is not subject to the Insider Trading Policy, the Company does not trade in its securities when it is in possession of material non-public information other than pursuant to previously adopted Rule 10b5-1 trading plans. Our Insider Trading Policy also prohibits our directors, executive officers, employees and their respective family members from engaging in hedging activities or other short-term or speculative transactions in the Company’s securities such as short sales, options trading, holding the Company’s securities in a margin account or pledging the Company’s securities as collateral for a loan.

Compensation Recovery Policy

We have a compensation recovery policy, which provides, among other things, that in the event the Company is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirements under federal securities laws, the Company shall recover from current and former executive officers a portion or all, as applicable, of any incentive-based compensation that is erroneously awarded to such individuals. Our compensation recovery policy is filed as Exhibit 97.1 to the Original Report.

Item 11. Executive Compensation.

The following discussion provides compensation information pursuant to the scaled disclosure rules applicable to “emerging growth companies” under SEC rules and may contain statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution stockholders not to apply these statements to other contexts.

Overview

The compensation program for our executive officers, as presented in the Summary Compensation Table below, is administered by the Board. The intent of our compensation program is to align our executives’ interests with those of our stockholders, while providing reasonable and competitive compensation.

The purpose of this Executive Compensation discussion is to provide information about the material elements of compensation that we pay or award to, or that is earned by (i) all individuals who served as our principal executive officer during the fiscal year ended April 30, 2026 (the “2026 Fiscal Year”) and (ii) our two most highly compensated executive officers, other than the individual who served as our principal executive officer, who were serving as executive officers as of April 30, 2026, as determined in accordance with the rules and regulations promulgated by the SEC whose adjusted total compensation exceeded $100,000. We refer to these individuals as our “named executive officers” or “NEOs.” For the 2026 Fiscal Year, our NEOs and the positions in which they served are listed below:

●	Scott Melbye, our Chief Executive Officer, President and Director;

●	Andrew Marshall, our Chief Financial Officer until July 29, 2026; and

●	Darcy Hirsekorn, our Chief Technical Officer.

Summary Compensation Table

The following table and the accompanying notes provide summary information regarding the compensation of our NEOs for each of the last two fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

Scott Melbye Chief Executive	2026	138,942	167,755	—	306,697
Officer, President and Director	2025	138,000	111,071	—	249,071

Andrew Marshall(4) Chief Financial Officer	2026	92,678	45,761	—	138,439

Darcy Hirsekorn(5)	2026	77,186	133,285	—	210,471
Chief Technical Officer	2025	68,867	88,207	191	157,265

(1)	Represents the amount of base salary actually earned by the NEO. For additional information concerning our NEO base salaries, see “Narrative Disclosure to Summary Compensation Table” below.

(2)	Represents the amount recognized for financial statement reporting purposes in accordance with ASC 718. A discussion of the assumptions used in the calculation of these amounts is included in Note 8, “Stockholders’ Equity” in the annual consolidated financial statements included in the Original Report.

(3)	Includes non-cash accounting accruals for source deductions relating to the financial years ended April 30, 2026 and 2025, and do not represent amounts actually paid to or received by the NEO or its management company.

(4)	Fees paid to Mr. Marshall were in Canadian dollars and have been converted to United States dollars for reporting purposes in this table at the average exchange rate for the fiscal year ended April 30, 2026 of US$1.00 = CAD$1.3840.

(5)	Fees paid to Mr. Hirsekorn were in Canadian dollars and have been converted to United States dollars for reporting purposes in this table at the average exchange rate for the fiscal year ended April 30, 2026 and 2025 of US$1.00 = CAD$1.3840 and US$1.00 = CAD$1.3940, respectively.

Narrative Disclosure to Summary Compensation Table

Base Salaries

Each of our NEOs receives an annual base salary to compensate the executive for services rendered to us. The annual base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The base salaries earned in the 2026 Fiscal Year for Scott Melbye, Andrew Marshall and Darcy Hirsekorn were $138,942, $92,678 and $77,186, respectively. The base salaries earned in the fiscal year ended April 30, 2025 (the “2025 Fiscal Year”) for Scott Melbye and Darcy Hirsekorn were $138,000 and $68,867, respectively.

Equity Compensation

URC Canada adopted its Long-Term Incentive Plan (the “URC LTIP”) on November 22, 2019, as amended August 29, 2023 and August 13, 2024. Under the URC LTIP, options are granted to directors, executive officers, key employees and consultants. The URC LTIP also permits other equity-based awards (collectively, “Awards”), including restricted share units, deferred share units, performance share units and stock appreciation rights, subject to the terms set forth in the URC LTIP and the applicable award agreements. The option awards granted to the NEOs for the 2025 Fiscal Year and the 2026 Fiscal Year were granted under the URC LTIP. Options are granted under the URC LTIP from time to time as determined by the Board. Options granted to the NEOs vest in four six-month installments, with 25% of the award immediately vesting.

Agreements with NEOs

URC Canada has entered into consulting or employment agreements for the provision of services by the NEOs. The following is a summary description of material terms of such agreements or arrangements.

Consulting Agreement with Castle Rock Uranium LLC

URC Canada entered into a consulting agreement, dated as of October 22, 2019, with Castle Rock Uranium LLC (“Castle Rock”), pursuant to which Castle Rock will, primarily through Scott Melbye, provide management and business development services, among other things, to URC Canada (the “Melbye Agreement”). In consideration for such services, URC Canada pays Castle Rock a monthly fee of $11,500. URC Canada or Castle Rock may terminate the Melbye Agreement upon thirty days’ written notice.

Employment Agreement with Andrew Marshall

URC Canada entered into a part-time employment agreement with Andrew Marshall, dated as of May 23, 2025 (the “Marshall Agreement”). Pursuant to the Marshall Agreement, URC Canada engaged Mr. Marshall to provide financial and management services to the Company. In consideration for such services, URC Canada paid Mr. Marshall CAD$12,500 per month.

Consulting Agreement with Darcy Hirsekorn

URC Canada entered into an independent contractor agreement with Darcy Hirsekorn, dated as of July 24, 2018, as amended on January 31, 2019, September 30, 2019, May 1, 2020, November 5, 2020, May 28, 2021, July 18, 2023 and June 10, 2026 (collectively, the “Hirsekorn Agreement”). Pursuant to the Hirsekorn Agreement, URC Canada engaged Mr. Hirsekorn to provide geological services to URC Canada. In consideration for such services, URC Canada pays Mr. Hirsekorn CAD$10,627 per month plus applicable goods and services tax.

Other Benefits

Each of the executive officers is eligible to participate in the group health plan, disability plan, group life plan, and any other benefit or welfare program or policy that is made generally available, from time to time, to other employees and consultants of the Company, on a basis consistent with such participation and subject to the terms of the applicable plan documents.

Discretionary Cash Bonuses

Annual cash bonuses are a discretionary component of the total compensation that may be received by the Company’s executive officers, which provide such executive officers the potential to receive an annual financial reward based on performance. Discretionary cash bonuses are recommended by the Compensation Committee to the Board based on annual performance reviews. No annual cash bonuses were awarded with respect to the financial year ended April 30, 2026.

Other Elements of Compensation

Health and Welfare Benefits and Perquisites

All of our full-time employees and consultants, including our NEOs, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits (including telemedicine and a high-deductible health plan with a health savings account); health and dependent care flexible spending accounts; short-term and long-term disability insurance; critical illness and accident insurance; and life and AD&D insurance.

We believe that the perquisites described in the Summary Compensation Table above are necessary and appropriate to fairly compensate and incentivize our NEOs.

No Tax Gross-ups

We did not make gross-up payments to cover our NEOs’ personal income taxes that may pertain to any of the compensation paid or provided by us during the 2025 Fiscal Year or the 2026 Fiscal Year.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning outstanding equity awards as of April 30, 2026, for our NEOs.

		Option Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Scott Melbye	05/31/2021	125,000	—	CAD$3.49	05/31/2026
	05/13/2022	75,000	—	CAD$3.31	05/13/2027
	08/21/2023	83,000	—	CAD$2.92	08/21/2028
	10/17/2024	73,000	—	CAD$3.92	10/17/2029
	10/3/2025	38,324	38,326	CAD$5.86	10/03/2030
Andrew Marshall	08/12/2025	16,794	16,794	CAD$3.55	09/30/2026	(2)
Darcy Hirsekorn	05/13/2022	60,000	—	CAD$3.31	05/13/2027
	08/21/2023	66,000	—	CAD$2.92	08/21/2028
	10/17/2024	58,000	—	CAD$3.92	10/17/2029
	10/3/2025	30,450	30,450	CAD$5.86	10/03/2030

(1)	25% of the shares of Common Stock underlying each Option vested and became exercisable on the date of grant. The remaining unvested shares vested and became exercisable on each day which is six, twelve and eighteen months from the date of grant

(2)	In connection with Mr. Marshall’s resignation as Chief Financial Officer, the expiration date of his options was accelerated to September 30, 2026.

Potential Payments in Connection with a Change in Control or Separation

The URC LTIP provided that, upon a Change of Control of the Company, outstanding options become fully and immediately vested and exercisable. Under the URC LTIP, a “Change of Control” is defined generally as the acquisition by any person, together with any person acting jointly or in concert, of voting securities of the Company totaling for the first time not less than 50% of the Company’s outstanding voting securities, or carrying sufficient votes to elect a majority of the Board.

In addition, if the service of the recipient of an award terminates by reason of the recipient’s death, disability, or if the Company terminates the recipient without cause, outstanding Awards are treated in accordance with the applicable provisions of the URC LTIP and the applicable Award Agreement.

The table below shows the aggregate value of the accelerated options upon a change of control held by the named executive officers as of April 30, 2026, based on the closing market price of URC Canada on Nasdaq on April 30, 2026 of $3.90.

Triggering Event / Payment	Scott Melbye ($)		Andrew Marshall ($)	Darcy Hirsekorn ($)
Change of Control
Options	0	(1)	22,420	0	(1)

(1)	As of April 30, 2026, any accelerated options held by the NEO were out-of-the-money.

Director Compensation

The following table presents the total compensation paid to each of our non-employee directors who served on the Board during the fiscal year ended April 30, 2026. The compensation paid to Scott Melbye, our Chief Executive Officer, President and Director is reported in “Executive Compensation — Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Amir Adnani	99,710	(2)	66,444	-	166,154
Vina Patel	16,618	(3)	38,950	-	55,568
Neil Gregson	16,618	(3)	38,950	-	55,568
Donna Wichers	16,618	(3)	38,950	-	55,568
Ken Robertson	16,618	(3)	38,950	-	55,568

(1)	The amounts reported in this column do not reflect the actual economic value realized by our non-employee directors. Rather, in accordance with SEC rules, this column represents the aggregate grant date fair value of shares or shares underlying option awards in accordance with ASC 718.

(2)	The amount reflects the monthly cash retainer of CAD$11,500 paid to Mr. Adnani for service as Chairman of the Board for the 2026 Fiscal Year. Such fees paid to Mr. Adnani were in Canadian dollars and have been converted to United States dollars for reporting purposes in this table at the average exchange rate for the fiscal year ended April 30, 2026 of US$1.00 = CAD$1.3840.

(3)	The amount reflects the quarterly cash retainer of CAD$5,750 paid to each director for service on the Board for the 2026 Fiscal Year. Such fees paid to each director were in Canadian dollars and have been converted to United States dollars for reporting purposes in this table at the average exchange rate for the fiscal year ended April 30, 2026 of US$1.00 = CAD$1.3840.

Non-Employee Director Compensation Policy

The Company’s directors are entitled to receive remuneration for serving on the Board as the directors or the Company’s stockholders may from time to time determine, and the Company is required to reimburse each director for reasonable expenses that he or she may incur in and about the business of the Company. The Company’s directors may award special remuneration, without confirmation by the Company’s stockholders, to any director undertaking any special services on the Company’s behalf other than routine work ordinarily required of a director, and such remuneration will be in addition to any other remuneration that such director may be entitled to receive. Unless the Company’s stockholders determine otherwise, the Board may pay a gratuity or pension or allowance on retirement to any director who has held any salaried office or place of profit with the Company and may make contributions to any fund and pay premiums for the purchase or provision of any such gratuity, pension or allowance. In addition, awards under the Uranium Royalty Corp. 2026 Long-Term Incentive Plan (the “New Incentive Plan”) are granted to the directors from time to time.

No director compensation was paid to directors who are executive officers of the Company in the financial year ended April 30, 2026. The Company’s independent directors are each paid a quarterly retainer fee of CAD$5,750.

In addition, the Company’s Chairman of the Board, Mr. Adnani, is paid a monthly cash retainer fee of CAD$11,500.

Equity Award Timing Policy

In accordance with Item 402(x) of Regulation S-K, we are providing information regarding our procedures related to the grant of certain equity awards close in time to the release of material non-public information. Although we do not have a formal policy, program or plan that requires us to award equity or equity-based compensation on specific dates, we generally issue equity awards to our executive officers and directors annually in the second quarter, and such awards are approved by our Compensation Committee during the second quarter. Additionally, our Insider Trading Policy prohibits directors, officers and employees from trading in our Common Stock while in possession of or on the basis of material nonpublic information about the Company. We have not timed, and do not plan to time, the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

In the year ended April 30, 2026, no options were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report with the SEC or the disclosure of material nonpublic information on SEDAR+ by us that disclosed material nonpublic information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company adopted the New Incentive Plan on July 27, 2026. In connection with the arrangement transaction described in the Arrangement Agreement, the Company issued replacement options (the “Replacement Options”) to each former holder of options to acquire common shares of URC Canada (“URC Canada Options”) on a one-for-one basis, each of such Replacement Options is issued under the New Incentive Plan.

Equity Compensation Plan Information

As of April 30, 2026, URC Canada had the URC LTIP, under which common shares in the capital of URC Canada could be issued to employees, executive officers or members of the board of directors of URC Canada upon the exercise or vesting, as applicable, of Awards.

As of April 30, 2026, the Company had no compensation plans under which shares of our Common Stock may be issued to employees, executive officers or members of our Board upon the exercise of options, warrants or rights.

The New Incentive Plan was adopted by the Company, and approved by the Company’s sole stockholder, on July 27, 2026. The New Incentive Plan permits the issuance of up to 37,721,062 shares of Common Stock and is available to directors, key employees and consultants of the Company, as determined by the Board.

As of August 28, 2026, there are 1,521,356 shares of Common Stock reserved under the New Incentive Plan to be issued upon exercise of outstanding Replacement Options, and 36,199,706 shares of Common Stock remaining available for future issuance under the New Incentive Plan. Under the New Incentive Plan, the Company can grant equity-based compensation in the form of Options, RSUs, DSUs, PSUs and SARs (as defined below), for the purpose of attracting and retaining non-employee directors, executive officers and certain other service providers of the Company and its affiliates, and to provide such persons incentives and rewards for service or performance.

The following table provides information as of April 30, 2026, about the URC LTIP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,970,650	(1)	$2.82	(2)	8,804,635	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,970,650	(1)	$2.82	(2)	8,804,635	(3)

(1)	Represents common shares of URC Canada issuable under the URC LTIP upon vesting and settlement of Options outstanding as of April 30, 2026.

(2)	Represents a weighted-average exercise price of CAD$3.90, converted to United States dollars for reporting purposes in this table at the average exchange rate for the fiscal year ended April 30, 2026 of US$1.00 = CAD$1.3840.

(3)	Represents common shares of URC Canada that were available for future issuance under the URC LTIP as of April 30, 2026.

The URC LTIP was adopted by URC Canada on November 22, 2019, as amended on August 29, 2023, and August 13, 2024 and approved by URC Canada’s shareholders on October 17, 2024. The URC LTIP was available to directors, key employees and consultants of URC Canada, as determined by the board of directors of URC Canada. Under the URC LTIP, URC Canada could grant equity-based compensation in the form of stock options (“Options”), restricted share units (“RSUs”), deferred share units (“DSUs”), performance share units (“PSUs”) and stock appreciation rights (“SARs”), for the purpose of attracting and retaining non-employee directors and employees and certain other service providers of URC Canada and affiliated companies, and to provide to such persons incentives and rewards for service or performance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of August 28, 2026 for:

●	each person known by us to beneficially own more than 5% of our Common Stock;

●	each of our directors;

●	each of our named executive officers with respect to the year ended April 30, 2026; and

●	all of our executive officers and directors as a group.

The percentage of shares held by each stockholder is determined based on 381,067,318 shares of our Common Stock outstanding as of August 28, 2026.

The amounts and percentages of Common Stock beneficially owned are reported on the basis of the regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of August 28, 2026, provided that any person who acquires any such right with the purpose or effect of changing or influencing the control of the issuer, or in connection with or as a participant in any transaction having such purpose or effect, immediately upon such acquisition shall be deemed to be the beneficial owner of the securities which may be acquired through the exercise of such right. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated, all Common Stock is owned directly, the beneficial owners listed in the table below possess sole voting and investment power with respect to the Common Stock indicated and the address for each beneficial owner is 141 Union Blvd, Suite #310, Lakewood, CO 80228.

	Shares of Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Number	Percentage
5% Stockholders
Orion Resource Partners (USA) LP(2)	162,586,241	42.7%
Ontario Teachers’ Pension Plan Board(3)	60,666,508	15.9%
Uranium Energy Corp.(4)	28,967,375	7.6%
Directors and Executive Officers
Amir Adnani(5)	2,493,955	*
Scott Melbye(6)	904,384	*
Andrew Marshall(7)	16,794	*
Darcy Hirsekorn(8)	319,675	*
Vina Patel(9)	157,386	*
Neil Gregson(10)	87,386	*
Ken Robertson(11)	30,386	*
Donna Wichers(12)	30,386	*
Eason Chen	—	—
Peter Martin Rozenauers	—	—
Kevin McQuilkin	—	—
All Executive Officers and Directors as a Group (11 persons) (13)	4,040,352	1.1%

* Less than 1%

(1)	For purposes of computing the percentage of outstanding shares of the Common Stock held by each person or group of persons named above, any shares of Common Stock that such person or persons has the right to acquire within 60 days of the date of August 28, 2026 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Based solely on information contained in a Form 3 filed on July 28, 2026. Orion Resource Partners (USA) LP serves as investment advisor to each of (i) OMF II Onshore Gamma Holdings LLC, (ii) OMF II Intermediate Holdings LLC, (iii) OMF Co-Fund II Holdings LLC, (iv) OMF II Onshore Alpha Holdings LLC, (v) OMF II Onshore Beta Holdings LLC, (vi) OMF III Onshore Gamma Holdings LLC, (vii) OMF Onshore Omega Holdings LLC, (viii) OMF III Onshore Alpha Holdings LLC, (ix) OMF III Onshore Beta Holdings LLC and (x) OMF III Intermediate Holdings LLC and therefore may be deemed to have voting and investment control over each entity’s holdings. Orion Resource Partners (USA) LP disclaims beneficial ownership of these shares for any purpose and nothing herein shall be deemed an admission that Orion Resource Partners (USA) LP is the beneficial owner of these shares for any purpose. The address for Orion Resource Partners (USA) LP is 1045 Avenue of the Americas, New York, NY 10018.

(3)	Based solely on information contained in a Form 3 filed on July 28, 2026. The address for Ontario Teachers’ Pension Plan Board is 160 Front Street West, Suite 3200, Toronto, Ontario, Canada M5J 0G4.

(4)	Based solely on information contained in a Schedule 13D filed on July 28, 2026. Uranium Energy Corp. has sole voting power over 28,967,375 shares and sole dispositive power over 28,967,375 shares and does not have shared voting or shared dispositive power over any shares. The address for Uranium Energy Corp. is 1188 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada V6E 4A2.

(5)	Includes (i) 1,015,719 shares of UROY ExchangeCo Ltd., a wholly-owned subsidiary of the Company, which are exchangeable for shares of Common Stock on a 1-to-1 basis at the election of the holder (“Exchangeable Shares”) held by Mr. Adnani, (ii) 1,363,400 Exchangeable Shares held by Amir Adnani Corp., a company wholly-owned by Mr. Adnani and (iii) 114,836 shares of Common Stock underlying vested or deemed vested Replacement Options issued on July 27, 2026.

(6)	Includes (i) 615,898 shares of Common Stock, and (ii) 288,486 shares of Common Stock underlying vested or deemed vested Replacement Options issued on July 27, 2026.

(7)	Represents 16,794 shares of Common Stock underlying vested or deemed vested Replacement Options granted on July 27, 2026. Mr. Marshall resigned as Chief Financial Officer of the Company on July 29, 2026.

(8)	Includes (i) 90,000 shares of Common Stock, and (ii) 229,675 shares of Common Stock underlying vested or deemed vested Replacement Options issued on July 27, 2026.

(9)	Includes (i) 95,000 shares of Common Stock, and (ii) 62,386 shares of Common Stock underlying vested or deemed vested Replacement Options issued on July 27, 2026.

(10)	Includes (i) 25,000 shares of Common Stock, and (ii) 62,386 shares of Common Stock underlying vested or deemed vested Replacement Options issued on July 27, 2026.

(11)	Includes 30,386 shares of Common Stock underlying vested Replacement Options issued on July 27, 2026.

(12)	Includes 30,386 shares of Common Stock underlying vested Replacement Options issued on July 27, 2026.

(13)	Includes the beneficial ownership of each director and executive officer of the Company.

There are no arrangements currently known to us, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

The descriptions set forth below are qualified in their entirety by reference to the applicable agreements.

Arrangement Agreement

On April 16, 2026, URC Canada entered into that certain arrangement agreement, by and among URC Canada, certain entities associated with Orion and HRG Metals LP (the “Arrangement Agreement”). Orion and the Ontario Teachers’ Pension Plan Board (together, the “Sweetwater Investors”) are beneficial owners of more than 5% of the Company’s Common Stock. Pursuant to the Arrangement Agreement, the Sweetwater Investors received approximately $330 million in cash and 223,252,749 shares of the Company’s Common Stock in exchange for a 92% equity stake in the soda ash royalty and landholding business conducted through Sweetwater Trona Block LLC, Sweetwater Trona Fund LP, Sweetwater Management LLC, Sweetwater Surface LLC, Sweetwater Trona HoldCo LLC, Sweetwater Trona OpCo LLC, Sweetwater Royalties LLC, Uinta Development Company, Aggie Grazing Block LLC, Aggie Grazing Fund LP, Aggie Grazing LLC, Cougar Utah Block LLC, Cougar Utah Fund LP, Cougar Utah LLC and Green River Management Holdings LLC (together, the “Sweetwater Entities”), together with the royalty, mineral, surface and lease rights and related assets held by the Sweetwater Entities in Wyoming, Utah and Colorado. The transaction was effected by way of a statutory plan of arrangement under the provisions of the Canada Business Corporations Act. The Arrangement Agreement is filed as Exhibit 10.1 to the Original Report.

Uranium Energy Corp. Subscription Agreement

On April 16, 2026, in connection with the Arrangement Agreement, URC Canada entered into that certain subscription agreement, by and between URC Canada and UEC, a beneficial owner of more than 5% of the Company’s Common Stock (the “Subscription Agreement”). Pursuant to the Subscription Agreement, UEC purchased 10,989,011 subscription receipts of URC Canada (the “Subscription Receipts”). The Subscription Receipts were convertible into common shares of URC Canada on a one-for-one basis and were converted into common shares of URC Canada on July 27, 2026.

Investors Rights Agreement

On July 27, 2026, in connection with the closing of the arrangement contemplated by the Arrangement Agreement, the Company entered into the Investors Rights Agreement. Pursuant to the Investors Rights Agreement, the Sweetwater Investors were provided with certain voting support, standstill, board representation, participation, transfer, resale and registration rights. The Investors Rights Agreement is filed as Exhibit 10.2 to the Original Report.

Policies and Procedures for Approval of Related Party Transactions

Under SEC rules, a “Related Party Transaction” is a transaction in which the Company was or is to be a participant, the amount involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect material interest. A “Related Person” means:

●	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors or director nominees;

●	any person who is known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our outstanding Common Stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our outstanding Common Stock; and

●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

The Board has adopted a written Related Party Transactions Policy. Pursuant to this policy, the Audit Committee is expected to review all material facts of all Related Party Transactions and either approve or disapprove entry into the Related Party Transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a Related Party Transaction, the Audit Committee shall: (i) satisfy itself that it has been fully informed as to the Related Person’s relationship and interest and as to the material facts of the proposed Related Party Transaction or the proposed material amendment to such transaction and (ii) determine that the Related Party Transaction or material amendment thereto is fair to the Company. Further, the policy requires that all Related Party Transactions required to be disclosed in our filings with the SEC be so disclosed in accordance with applicable laws, rules and regulations.

Director Independence

The Board relies on the criteria set forth in the Nasdaq Listed Company Manual for purposes of evaluating the independence of directors. Based on such criteria, the Board reviewed the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. The Board has affirmatively determined that Neil Gregson, Ken Robertson, Vina Patel, Donna Wichers and Kevin McQuilkin are each an “independent director,” as defined under the Nasdaq listing rules, and the Board consists of a majority of independent directors in accordance with the Nasdaq listing rules. In making these determinations, the Board considered the current and prior relationships that each director has with us and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director, and the transactions involving them described in this Item 13 to this Amendment.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by PricewaterhouseCoopers LLP for audit services for the fiscal years ended April 30, 2026 and 2025, as well as for audit-related, tax and other services rendered during the applicable periods.

	Year Ended April 30,
	2026	2025
Audit Fees(1)	$70,368	$69,575
Audit-Related Fees(2)	$52,790	$99,250
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total Fees	$123,158	$168,825

Audit Fees. Audit fees consisted of fees billed for professional services rendered for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements, including consultations concerning financial reporting in connection with issuances of auditor consents and comfort letters with respect to registration statements filed with the SEC and related securities offerings.

Audit-Related Fees. Audit-related fees relate to professional services rendered by the Company’s auditor related to interim reviews.

Tax Fees. There were no fees for taxes during the 2026 Fiscal Year or the 2025 Fiscal Year.

All Other Fees. There were no fees for “other services” during the 2026 Fiscal Year or the 2025 Fiscal Year.

Pre-Approval Policies and Procedures

The Audit Committee approved all services performed by PricewaterhouseCoopers LLP during the fiscal years ended April 30, 2026 and 2025 and determined that all such services provided were compatible with maintaining the independence of PricewaterhouseCoopers LLP.

The Audit Committee Charter provides that the Audit Committee shall pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services or non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval process.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents were filed as part of the Original Form 10-K filed with the SEC on July 28, 2026:

(1) Consolidated Financial Statements:

The consolidated financial statements of the Company, together with the report of the independent registered public accounting firm thereon, are set forth in Part II, Item 8 of the Original Form 10-K and are not being amended or refiled with this Amendment.

(2) Financial Statement Schedules:

All financial statement schedules were omitted because they were not applicable or not required, or because the required information was included in the consolidated financial statements or the notes thereto.

(3) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the Exhibit Index of the Original Form 10-K. The following additional exhibits are filed with this Amendment:

EXHIBIT INDEX

Exhibit No.	Exhibit Title
31.1*	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ROYALTY CORP.

Date: August 28, 2026	By:	/s/ Scott Melbye
	Name:	Scott Melbye
	Title:	Chief Executive Officer and President

