Form 10-Q
period 2026-07-31
Uranium Royalty Corp.
filed 2026-09-14
CIK 2143673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43420

URANIUM ROYALTY CORP.

(Exact name of registrant as specified in its charter)

Delaware	42-3490185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Union Blvd., Suite #310, Lakewood, CO	80228
(Address of principal executive offices)	(Zip Code)

(720) 657-1700
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	UROY	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of September 14, 2026, the registrant had 377,210,623 shares of common stock.

URANIUM ROYALTY CORP.

Uranium Royalty Corp. Condensed Interim Consolidated Statements of Financial Position (Unaudited, expressed in thousands of U.S. dollars unless otherwise stated)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

		As at July 31, 2026	As at April 30, 2026
	Notes	($)	($)
Assets
Current Assets
Cash	4	54,104	241,956
Restricted cash	4	49,547	40,081
Accounts receivable		4,196	59
Investments in equity securities	5	10,968	12,382
Inventories	6	220	34,329
Prepaids and other receivables		1,752	492
		120,787	329,299

Non-current Assets
Right-of-use assets		95	107
Royalties	7	43,134	43,914
Land	3	441,956	—
Mineral properties and interests, net	3,8,10	1,300,379	—
Deferred tax assets	3	5,270	—
Other long-term assets	3	56	—
		1,790,890	44,021

Total Assets		1,911,677	373,320

Liabilities
Current Liabilities
Accounts payable and accrued liabilities		31,682	2,117
Other payables		71	1,181
Advanced minimum royalties	3	31,434	—
Deferred revenue	3	775	—
Current portion of lease liability		44	44
Short-term loan	9	40,000	—
Subscription receipts liability	11	—	42,734
Long-term debt - current	3,10	17,097	—
Income tax payable		16,936	9,400
		138,039	55,476

Non-current Liabilities
Mandatorily redeemable preferred stock	3, 11	22,602	—
Non-current portion of lease liability		56	70
Long-term debt	3,10	535,661	—
Other long-term liabilities	3	1,006	—
Deferred income tax liability		122,144	5,004
		681,469	5,074

Total Liabilities		819,508	60,550

Stockholders' Equity
Common stock, $0.001 par value, 999,990,000 shares authorized, 377,210,623 shares issued and outstanding (April 30, 2026: no par value)	11	377	265,168
Exchangeable shares, no par value, 3,856,695 shares issued and outstanding (April 30, 2026: nil)		10,571	—
Additional paid-in capital	11	899,537	3,160
Retained earnings		68,701	52,454
Accumulated other comprehensive loss		(17,642)	(8,012)
		961,544	312,770
Non-controlling interest	3	130,625	—
		1,092,169	312,770

Total Liabilities and Equity		1,911,677	373,320

Subsequent events (Note 16)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Uranium Royalty Corp. Condensed Interim Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited, expressed in thousands of U.S. dollars unless otherwise stated)

	Notes	For the three months ended July 31,
		2026	2025
		($)	($)
Revenue
Sales of uranium inventory		50,967	24,245
Royalty revenue		682	35
Surface revenue		20	—
Annual rental revenue		14	—
Costs and expenses
Cost of sales of uranium inventory, excluding depletion		(34,078)	(20,371)
Depletion, depreciation and amortization		(188)	(31)
Uranium storage fees		(47)	(299)
Selling, general and administrative	12	(964)	(1,332)
Operating income for the period		16,406	2,247

Other items
Costs related to Sweetwater Acquisition	3	(15,061)	—
Interest expense		(499)	—
Interest income		2,479	66
Gain on subscription receipts liability	11	12,784	—
Other net foreign exchange gain		8,085	20
Loss on investments in equity securities	5	(1,109)	(929)
Income before taxes		23,085	1,404
Income tax expense		(6,834)	(379)
Net income		16,251	1,025
Net income attributable to non-controlling interests		(4)	—
Net income attributable to Uranium Royalty Corp.		16,247	1,025

Net income		16,251	1,025
Other comprehensive loss
Foreign currency translation differences		(9,630)	(836)
Comprehensive income		6,621	189

Total comprehensive income attributable to:
Uranium Royalty Corp.		6,617	189
Non-controlling interests		4	—
		6,621	189

Net income per share attributable to Uranium Royalty Corp.
Basic	13	0.10	0.01
Diluted	13	0.10	0.01

Weighted average number of shares outstanding
Basic	13	156,987,539	133,636,271
Diluted	13	157,280,511	133,673,277

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Uranium Royalty Corp. Condensed Interim Consolidated Statements of Changes in Equity (Unaudited, expressed in thousands of U.S. dollars unless otherwise stated)

		Common Stock		Exchangeable Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total
	Notes	Shares	($)	Shares	($)	($)	($)	($)	($)	($)
Balance at April 30, 2025		133,636,119	210,786	—	—	2,809	12,205	(10,697)	—	215,103
Common stock issued upon exercise of options		2,000	6	—	—	(2)	—	—	—	4
Stock-based compensation	11	—	—	—	—	62	—	—	—	62
Net income for the period		—	—	—	—	—	1,025	—	—	1,025
Total other comprehensive loss		—	—	—	—	—	—	(836)	—	(836)
Balance at July 31, 2025		133,638,119	210,792	—	—	2,869	13,230	(11,533)	—	215,358
Common stock issued upon exercise of options		309,864	1,165	—	—	(393)	—	—	—	772
At-the-Market offering:										—
Common shares issued for cash	11	12,644,524	54,000	—	—	—	—	—	—	54,000
Issuance costs, net of tax		—	(789)	—	—	—	—	—	—	(789)
Stock-based compensation		—	—	—	—	684	—	—	—	684
Net income for the period		—	—	—	—	—	39,224	—	—	39,224
Total other comprehensive income		—	—	—	—	—	—	3,521	—	3,521
Balance at April 30, 2026		146,592,507	265,168	—	—	3,160	52,454	(8,012)	—	312,770
Adjustment of shares to $0.001 par value	11	—	(265,021)	—	—	265,021	—	—	—	—
Common stock issued upon exercise of options	11	233,051	—	—	—	256	—	—	—	256
Common shares issued to acquire Sweetwater	3	223,252,749	223	—	—	611,490	—	—	—	611,713
Common shares issued related to UEC subscription receipts	11	10,989,011	11	—	—	30,099	—	—	—	30,110
Exchange of common shares for exchangeable shares	3,11	(3,856,695)	(4)	3,856,695	10,571	(10,567)	—	—	—	—
Non-controlling interest arising from acquisition of Sweetwater	3	—	—	—	—	—	—	—	130,621	130,621
Stock-based compensation	11	—	—	—	—	78	—	—	—	78
Net income for the period		—	—	—	—	—	16,247	—	4	16,251
Total other comprehensive loss		—	—	—	—	—	—	(9,630)	—	(9,630)
Balance at July 31, 2026		377,210,623	377	3,856,695	10,571	899,537	68,701	(17,642)	130,625	1,092,169

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Uranium Royalty Corp. Condensed Interim Consolidated Statements of Cash Flows (Unaudited, expressed in thousands of U.S. dollars unless otherwise stated)

	For the three months ended July 31,
	2026	2025
	($)	($)
Operating activities
Net income for the period	16,251	1,025
Adjustments for:
Depletion, depreciation and amortization	188	31
Loss on revaluation of investments in equity securities	1,109	929
Non-cash interest expense	495	—
Share-based compensation	78	62
Gain on subscription receipts liability	(12,784)	—
Deferred tax expense (recovery)	(79)	379
Unrealized net foreign exchange gain	(2,049)	(20)
Net changes in operating assets and liabilities:
Accounts receivable	(732)	15
Inventories	33,464	20,905
Prepaids and other receivables	(897)	(31)
Accounts payable and accrued liabilities	11,849	118
Income tax payable	7,164	—
Right-of-use assets and lease liability	(3)	1
Other payables	(1,085)	—
Cash generated from operating activities	52,969	23,414

Investing activities
Investment in royalties	—	(763)
Investment in short-term investments	—	(25,000)
Investment in Sweetwater, net of cash and restricted cash acquired	(265,532)	—
Cash used in investing activities	(265,532)	(25,763)

Financing activities
Proceeds from common shares issued upon exercise of options	256	4
Net advance of credit facility	40,000	—
Cash generated from financing activities	40,256	4

Effect of exchange rate changes on cash	(6,079)	(551)

Net decrease in cash and restricted cash	(178,386)	(2,896)
Cash and restricted cash, beginning of period	282,037	9,454
Cash and restricted cash, end of period	103,651	6,558

Supplementary cash flow information:
Interest received	2,479	66
Interest paid	—	—
Income taxes paid	—	—
Non-cash investing and financing activities:
Right of use asset and operating lease liability recognized	—	—
Common shares issued for the acquisition of Sweetwater	611,713	—
Preferred shares issued for the acquisition of Sweetwater	22,602	—

Uranium Royalty Corp. Notes to Condensed Interim Consolidated Financial Statements (Unaudited, expressed in thousands of U.S. dollars unless otherwise stated)

1. Nature of Operations

Uranium Royalty Corp. (“New URC”) was newly incorporated in the State of Delaware on May 1, 2026 and is principally engaged in acquiring and assembling a portfolio of royalties and investing in companies with exposure to uranium, physical uranium, trona or natural soda ash deposits and related assets. As a result of the transaction completed pursuant to an arrangement agreement dated April 16, 2026 (the “Arrangement Agreement” and such transaction, the “Transaction”) described in Note 3, New URC became the legal parent of the combined business consisting of Uranium Royalty Corp. (“Old URC”), a corporation under the laws of Canada, and the Sweetwater Entities (as defined in Note 3). For accounting purposes, Old URC is the accounting acquirer and the Sweetwater Entities are the accounting acquirees. Accordingly, the consolidated financial statements are, in substance, a continuation of Old URC’s financial statements, with the assets acquired and liabilities assumed from the Sweetwater Entities recognized in accordance with the acquisition method of accounting as of July 27, 2026. In these financial statements, the "Company” refers to New URC and its subsidiaries for periods following the completion of the Transaction and to Old URC and its subsidiaries for periods prior to July 27, 2026, unless otherwise indicated.

2. Basis of Preparation and Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars, unless otherwise indicated. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2026 (“Fiscal 2026”). In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the three months ended July 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2027 (“Fiscal 2027”).

For financial reporting purposes, Old URC is treated as the accounting acquirer, while the Sweetwater Entities are treated as the accounting acquiree in the Transaction. Although New URC became the legal parent upon completion of the Transaction on July 27, 2026, the Company’s historical financial information for periods before that date represents the financial position, results of operations and cash flows of Old URC. Old URC’s assets and liabilities are presented at their historical carrying amounts, while the assets acquired and liabilities assumed from the Sweetwater Entities are recognized at fair value as of July 27, 2026. The Company’s common stock and additional paid-in capital have been retrospectively adjusted to reflect New URC’s legal capital structure from its incorporation on May 1, 2026. Because New URC was not incorporated until May 1, 2026, the comparative period as at April 30, 2026 reflects the legal capital structure of Old URC, whose common shares had no par value under the Canada Business Corporations Act; following the Transaction, the shares carry a par value of $0.001 per share under New URC’s Delaware capital structure, and the difference between the historical no-par carrying amount and the $0.001 par value has been reclassified from common stock to additional paid-in capital, with no effect on total stockholders’ equity.

The Company’s unaudited interim condensed consolidated financial statements have been prepared following the significant accounting policies disclosed in Note 3 of the Notes to Consolidated Financial Statements of its 2026 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), except for the policies described below, the adoption and application of which relate to the acquisition of Sweetwater during the three months ended July 31, 2026 (Note 3). The adoption and application of these accounting policies did not represent a change in an accounting principle and had no effect on amounts reported in prior periods.

Going Concern

As of July 31, 2026, the Company had cash of $54.10 million, restricted cash of $49.55 million and a working capital deficit (current assets minus current liabilities) of $17.25 million. The working capital deficit included $31.43 million of advanced minimum royalties, which are expected to be settled primarily through future production royalties. In addition, the Company is required to repay the $40.0 million Bridge Loan outstanding under its senior secured revolving credit facility by January 31, 2027. The Company's management currently plans to address these liquidity requirements through a combination of its existing unrestricted cash resources, equity financing, cash generated from its uranium and soda ash royalty interests and, if necessary, proceeds from the sale or monetization of certain land and other liquid assets.

Uranium Royalty Corp. Notes to Condensed Interim Consolidated Financial Statements (Unaudited, expressed in thousands of U.S. dollars unless otherwise stated)

The Company’s ability to continue as a going concern depends on its ability to repay the Bridge Loan and meet its other obligations. There is no assurance that the Company will be able to raise sufficient capital through equity financing, or monetize its assets on acceptable terms or within the required timeframe. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Accordingly, management has concluded that its plans do not alleviate this substantial doubt.

These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not reflect any adjustments to the carrying amounts or classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

Business combination

Acquisitions were accounted for as business combinations using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Purchase price was allocated to the respective identifiable assets acquired and liabilities assumed based on the estimated fair values at the date of acquisitions. Any acquisition related costs incurred by the Company are expensed as incurred. The results of operations for the acquired business are included in the consolidated results of the Company from the respective dates of acquisition.

Non-controlling Interests

Non-controlling interests represent the portion of equity in consolidated subsidiaries that is not attributable, directly or indirectly, to the Company.

Non-controlling interests arising from a business combination are recognized at fair value as of the acquisition date. Non-controlling interests are subsequently adjusted for their proportionate share of the subsidiary’s net income or loss, other comprehensive income or loss, capital contributions, distributions and other changes in the subsidiary’s equity.

Mineral properties and interests

Mineral properties and interests acquired in connection with the Sweetwater Transaction described in Note 3 were initially recognized at their estimated acquisition-date fair values. Such amounts represent the properties’ cost basis and are subsequently carried at cost less accumulated depletion and impairment losses, if any.

The Company retains legal title to the mineral properties, the majority of which are subject to long-term agreements that grant third-party operators the right to mine and extract the underlying minerals in exchange for royalties. These agreements generally remain in effect while commercial mining continues.

Depletion expense for producing mineral properties and interests is recognized using the unit-of-production method based on the estimated recoverable proven and probable reserves, if available, or estimated economic tonnages associated with each mineral property. Changes in reserve estimates or economic tonnages are accounted for prospectively as changes in accounting estimates.

Mineral properties and interests are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Mineral properties and interests are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is evaluated by comparing the carrying amount of the applicable asset group with the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset group. The estimated cash flows reflect available reserve information received from the operators and other relevant operational and market information. If the carrying amount of an asset group is not recoverable, an impairment loss is recognized in earnings for the amount by which the carrying amount exceeds its estimated fair value.

Land

Land acquired in connection with the Sweetwater acquisition described in Note 3 was initially recognized at its estimated acquisition-date fair value. Such amount represents the land’s cost basis, and the land is subsequently carried at cost less impairment losses, if any. Land is not depreciated.

Land is evaluated for impairment as part of the applicable asset group whenever events or changes in circumstances indicate that its

Uranium Royalty Corp. Notes to Condensed Interim Consolidated Financial Statements (Unaudited, expressed in thousands of U.S. dollars unless otherwise stated)

carrying amount may not be recoverable. If the carrying amount of the asset group is not recoverable, an impairment loss is recognized in earnings for the amount by which the carrying amount exceeds its estimated fair value.

Revenue Recognition

Following the Sweetwater Transaction described in Note 3, Sweetwater’s results of operations have been included in the Company’s condensed interim consolidated financial statements beginning on the acquisition date. Sweetwater’s principal sources of revenue are described below.

a) Royalty revenue

Royalties are payments received in exchange for granting rights to extract, process, market and sell various resources, including minerals and renewable energy, from Sweetwater’s properties. Royalty payments are typically structured as a percentage of revenues derived from such activities after deducting specified costs, if any. As a royalty holder, Sweetwater holds a non-operating interest in and acts as a passive entity in the operations of the project, and the third-party operator of the project is responsible for all operating activities, including subsequent processing, marketing and delivery of all production to their customers. In all its mineral royalty interest arrangements, Sweetwater has concluded that it transfers control of its interest in mineral production to the operator at the point at which mining occurs, and thus, the operator is Sweetwater’s customer. Sweetwater further determined that the transfer of each unit of mineral production, comprising its royalty interest, to the operator represents a separate performance obligation under the contract, and each performance obligation is satisfied at the point in time of sale by the operator. Accordingly, Sweetwater recognizes revenue attributable to its royalty interests in the period in which the sale occurs at prices received by the operator from the customer, net of any costs, if applicable; however, the timing of cash receipts varies by contract with each operator.

Certain contracts of Sweetwater provide for Advanced Minimum Royalty ("AMR") payments, in which payments are received monthly or quarterly. AMR payments are treated as contract liability until royalty revenue associated with the AMR payment is earned. If the AMR payments do not cover the royalties earned for any given period, the operator must pay the difference.

b) Surface revenue

Sweetwater earns surface revenue primarily from surface use leases and easement payments. When Sweetwater receives a signed contract and payment, the parcel of land is made available to the respective customer. The amount of surface revenue relating to any upfront signing bonus is recognized upon the execution of the agreement, or in the event of a renewal upon receipt of the renewal payment, as at that point in time, the performance obligation has been satisfied and the customer has right of use. Payments received before the applicable recognition criteria are satisfied are recorded as deferred revenue.

c) Annual rental revenue

Sweetwater earns annual rental revenue primarily from land rental payments. When Sweetwater receives a signed contract and payment, the parcel of land is made available to the respective customer. Payments received before the applicable recognition criteria are satisfied are recorded as deferred revenue.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to Uranium Royalty Corp. by the weighted average number of common shares and exchangeable shares outstanding for the period. The exchangeable shares are included because they are exchangeable on a one-for-one basis for shares of the Company’s common stock and have substantially equivalent economic rights, including dividend rights, and share equally in undistributed earnings. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts that may require issuance of common shares were converted. Diluted earnings per share is computed by dividing net income (loss) attributable to Uranium Royalty Corp. by the diluted weighted average number of common shares and exchangeable shares outstanding during each period.

Recently issued accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands public entities’ income tax disclosures by

Uranium Royalty Corp. Notes to Condensed Interim Consolidated Financial Statements (Unaudited, expressed in thousands of U.S. dollars unless otherwise stated)

requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as disaggregation of annual income taxes paid. For emerging growth companies, this ASU is effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the impact of this standard and will adopt the standard in its annual report for the year ending April 30, 2027.

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

3. Acquisition of Sweetwater

On July 27, 2026 (the “Acquisition Date”), the Company completed the Transaction contemplated by the Arrangement Agreement dated April 16, 2026. Pursuant to the Transaction, the Company acquired an approximately 92% ownership interest in entities holding a portfolio of royalty, mineral, surface, lease and related rights in Wyoming, Utah and Colorado (collectively, "Sweetwater" or the “Sweetwater Entities”) from entities affiliated with Orion Resource Partners (USA) LP (“Orion”) and HRG Metals LP, a subsidiary of the Ontario Teachers’ Pension Plan (“OTPP,” and together with Orion, the “Sweetwater Investors”).

The acquired Sweetwater Entities consist principally of Sweetwater Trona Fund LP and its 52.19% interest in Uinta Development Company ("UDC"), Aggie Grazing Fund LP, Cougar Utah Fund LP, Sweetwater Trona Block LLC, Aggie Grazing Block LLC, Cougar Utah Block LLC and Green River Management Holdings LLC and their respective subsidiaries, excluding UPX Minerals Inc.

The primary purpose of the Transaction was to add cash-generating trona royalties and extensive land and mineral interests that are expected to provide significant cash flow to support the Company’s acquisition of additional uranium royalties and other uranium related assets.

Immediately following the closing of the Transaction, former URC shareholders owned approximately 41.4% of the Company’s outstanding common shares, while entities affiliated with Orion Resource Partners (USA) LP and OTPP owned approximately 42.7% and 15.9%, respectively. Although the Sweetwater Investors collectively owned approximately 58.6% of the Company’s outstanding common shares, they are separate investors and were not considered an organized group. In the absence of a single shareholder holding a majority voting interest, the Company was determined to be the accounting acquirer based principally on its continued control of the board of directors and senior management immediately following the closing. Provided the applicable investor continues to hold at least 10% of the Company’s voting securities, Orion may designate director nominees proportionate to their ownership, while OTPP may designate one nominee. However, the aggregate number of directors designated by the Sweetwater Investors may not equal or exceed 50% of the board, and each nominee must be approved by the board’s nominating committee. As of the date these consolidated financial statements were authorized for issuance, the board consisted of eight directors, including two Orion designees; OTPP had not designated a director. Accordingly, the Sweetwater Entities were identified as the accounting acquiree, and their assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values. The Transaction was accounted for as a business combination

Uranium Royalty Corp. Notes to Condensed Interim Consolidated Financial Statements (Unaudited, expressed in thousands of U.S. dollars unless otherwise stated)

using the acquisition method of accounting under ASC 805, Business Combinations. The results of operations of the Sweetwater Entities have been included in the Company’s consolidated financial statements beginning on the Acquisition Date.

In connection with the Transaction, New URC was formed and served as the ultimate parent company and carries on the business of each of Old URC and of the Sweetwater Entities.

Immediately prior to closing, New URC issued one Class A preferred share to Orion and one Class B preferred share to OTPP as part of the consideration transferred for the Sweetwater interests. The preferred shares entitle Orion and OTPP to receive cash payments that represent their proportionate share of cash held by the Sweetwater Entities at the Acquisition Date in excess of the agreed amount to be retained by the Sweetwater Entities. Because the preferred shares embody an obligation requiring settlement in cash at specified or determinable dates, they are accounted for as mandatorily redeemable financial instruments and classified as liabilities under ASC 480. The acquisition-date fair value of the preferred shares was $22.6 million and was included in the consideration transferred in accordance with ASC 805.

The acquisition-date fair value of the consideration transferred was as follows:

Consideration paid
Cash	$330,000
Common shares	611,713
Mandatorily redeemable Class A and Class B preferred stock	22,602
$964,315

The common shares had a deemed price of $3.64 per share pursuant to the Arrangement Agreement. For accounting purposes, the common shares were measured at the acquisition-date fair value using the closing market price of $2.74 per share on July 27, 2026.

The Class A and Class B preferred shares were presented as mandatorily redeemable preferred stock in liabilities. See Note 11, Stockholders' Equity, for additional information regarding the terms of the Class A and Class B preferred shares.

The following table summarizes the preliminary acquisition-date fair values of the identifiable assets acquired, liabilities assumed and non-controlling interests:

Uranium Royalty Corp. Notes to Condensed Interim Consolidated Financial Statements (Unaudited, expressed in thousands of U.S. dollars unless otherwise stated)

Assets acquired and liabilities assumed
Cash and cash equivalents	$15,000
Restricted cash	49,468
Accounts receivable	3,407
Prepaids and other receivables	375
Land	441,956
Mineral properties and interests	1,300,529
Deferred tax asset	5,270
Other long-term assets	56
Total assets	1,816,061

Accounts payable and accrued liabilities	(17,279)
Advanced minimum royalties	(31,434)
Deferred revenue	(775)
Income taxes payable	(631)
Long-term debt - current	(17,097)
Other long-term liabilities	(1,006)
Long-term debt	(535,661)
Deferred tax liability	(117,242)
Total liabilities	(721,125)

Net assets acquired	$1,094,936
Less: Non-controlling interest	(130,621)
$964,315

The acquisition-date fair value of the identifiable net assets attributable to the Company equaled the fair value of the consideration transferred. Accordingly, no goodwill or bargain-purchase gain was recognized.

The acquisition-date fair value of land was determined using a market approach based on comparable market transactions, adjusted for differences in the characteristics of the acquired land and the comparable properties. The acquisition-date fair value of the mineral properties and interests was estimated using an income approach based on discounted expected future cash flows associated with the underlying mineral properties and interests.

The acquisition-date fair value of the assumed debt was estimated by discounting the contractual cash flows using a market interest rate of 7.7% as of July 27, 2026. See Note 10 for additional information regarding the Company’s debt.

The acquisition-date fair value of noncontrolling interests was $130,621, consisting of $83,853 attributable to the 8% interest in the Sweetwater Entities not acquired by the Company and $46,768 attributable to a 47.81% noncontrolling interest in UDC. The fair value of the unacquired 8% interest was estimated by reference to the transaction price paid for the acquired 92% interest and the parties’ relative ownership interests. The fair value of the UDC noncontrolling interest was based on its proportionate interest in the estimated fair value of UDC’s net assets.

Uranium Royalty Corp. Notes to Condensed Interim Consolidated Financial Statements (Unaudited, expressed in thousands of U.S. dollars unless otherwise stated)

The purchase price allocation is preliminary and subject to revision as the Company continues to obtain information regarding facts and circumstances that existed as of the Acquisition Date. The Company expects to finalize the valuation of acquired assets and assumed liabilities within the measurement period prescribed by ASC 805, which will not exceed one year from the Acquisition Date.

From the Acquisition Date through July 31, 2026, Sweetwater contributed revenues of approximately $654 and net income of approximately $55 to the Company’s consolidated statements of income.

Supplemental pro forma information

The following unaudited pro forma financial information presents the combined statements of income of the Company and Sweetwater as if the Transaction had occurred on May 1, 2026:

Three months ended July 31, 2026
($)
Revenue	85,562
Net income	20,745

The unaudited pro forma information is presented for informational purposes only and does not necessarily reflect the results of operations that would have occurred had the Transaction been completed on the date indicated, nor is it indicative of future operating results.

Acquisition related costs

The Company incurred acquisition-related costs of approximately $15,061 during the three months ended July 31, 2026 (year ended April 30, 2026: $2,327). These costs were recognized in the consolidated statements of income (loss) and comprehensive income (loss) as incurred.

4. Cash and Restricted Cash

As at July 31, 2026, the Company held cash of $54,104 (April 30, 2026: $241,956). In addition, the Company held restricted cash as follows:

	As at July 31, 2026 ($)	As at April 30, 2026 ($)
Cash	54,104	241,956

Uranium Energy Corp. (“UEC”) subscription receipts (Note 11)	—	40,000
Sweetwater's restricted cash (Note 3)
Restricted cash - Royalties revenue account	24,509	—
Restricted cash - Royalties debt service reserve	24,909	—
Credit card deposit	50	—
Security for corporate credit card	79	81
Restricted cash	49,547	40,081

Total cash and restricted cash	103,651	282,037

The use of Sweetwater’s trona mineral royalty cash receipts is restricted under a Depositary Agreement, as required by the Royalties Notes (Note 10) among Sweetwater, CITIBANK, National Association ("CITIBANK"), acting as Depositary Agent and CITIBANK as the Collateral Agent. CITIBANK has been granted a security interest in all of Sweetwater’s right, title, and interest to the restricted cash accounts and all financial assets held in or credited to the restricted cash accounts as security for the obligations of Sweetwater to the holders of the Royalties Notes. In general, restricted amounts are utilized to pay fees directly associated with the Royalties Notes, principal and interest on the Royalties Notes, certain Sweetwater’s operating expenses, tax distributions and excess cash sweep amounts, if required. These payments are made in order of priority (each, a "Waterfall Level") as specified in the Depositary Agreement. In

Uranium Royalty Corp. Notes to Condensed Interim Consolidated Financial Statements (Unaudited, expressed in thousands of U.S. dollars unless otherwise stated)

addition, certain minimum debt service reserve cash balances are required. On a semi-annual basis aligning with the Royalties Notes payment date, any remaining funds after each Waterfall Level requirement has been satisfied are paid to Sweetwater.

5. Investments in Equity Securities

During the three months ended July 31, 2026, the changes in the Company’s investments in equity securities are as follows:

As at July 31, 2026 ($)
Fair value, at the beginning of the period	12,382
Loss on investment in equity securities for the period	(1,109)
Impact of foreign currency translation	(305)
Fair value, at the end of the period	10,968

The Company’s investments in equity securities are Level 1 financial instruments, which were re-valued using quoted share prices.

As at July 31, 2026, the fair value of the Company's investment in Queen's Road Capital Investment Ltd. ("QRC") is $10,968 (April 30, 2026: $12,382). The common shares of QRC are listed on the TSX.

During the three months ended July 31, 2026, the Company recognized a loss of $1,109 (2025: loss of $929) from the change in fair value of its investment in QRC.

6. Inventories

	As at July 31, 2026	As at April 30, 2026
	($)	($)
Carrying value, at the beginning of the period/year	34,329	157,621
Additions for the period/year	94	5,295
Disposals for the period/year	(34,203)	(128,587)
Carrying value, at the end of the period/year	220	34,329

As at July 31, 2026, the carrying value of $220 represents triuranium octoxide ("U3O8") earned under the Company's McArthur River royalty that had not been delivered to the Company as at July 31, 2026.

Pursuant to an agreement between Yellow Cake plc ("Yellow Cake") and the Company, Yellow Cake granted the Company an option to acquire at market between $2.5 million and $10.0 million U3O8 per year between January 1, 2019 and January 1, 2028, up to a maximum aggregate amount of $21.25 million worth of U3O8 as at July 31, 2026. Yellow Cake has also agreed to inform the Company of any opportunities for royalties, streams or similar interests identified by Yellow Cake with respect to uranium and the Company has an irrevocable option to elect to acquire up to 50% of any such opportunity alongside Yellow Cake, in which case the parties shall work together in good faith to pursue any such opportunities jointly. Furthermore, the Company and Yellow Cake have agreed to, so far as it is commercially reasonable to do so, cooperate to identify potential opportunities to work together on other uranium-related joint participation endeavors. No purchases occurred under this arrangement during the three months ended July 31, 2026.

7. Royalties

($)
Carrying value, April 30, 2026	43,914
Additions	—
Depletion	(132)
Impact of foreign currency translation	(648)
Carrying value, July 31, 2026	43,134

The following summarizes our royalty interests as of July 31, 2026:

Uranium Royalty Corp. Notes to Condensed Interim Consolidated Financial Statements (Unaudited, expressed in thousands of U.S. dollars unless otherwise stated)

	July 31, 2026			April 30, 2026
	Cost	Accumulated Depletion	Net	Cost	Accumulated Depletion	Net
	($)	($)	($)	($)	($)	($)
Revenue-producing interests subject to depletion	14,935	(1,535)	13,400	15,248	(1,403)	13,845
Non-revenue generating interests	29,734	—	29,734	30,069	—	30,069
Total	44,669	(1,535)	43,134	45,317	(1,403)	43,914

8. Mineral properties and interests

($)
Carrying value, April 30, 2026	—
Additions from Sweetwater Acquisition (Note 3)	1,300,529
Depletion	(150)
Carrying value, July 31, 2026	1,300,379

9. Short-term Loan

On July 27, 2026, the Company entered into a senior secured revolving credit agreement providing for borrowings of up to $50.0 million (the “Facility”). On the same date, the Company drew $40.0 million under the Facility (the “Bridge Loan”), of which $2.0 million was used to partially finance the Sweetwater Acquisition (Note 3) and $38.0 million was used for working capital purposes. As at July 31, 2026, the outstanding principal balance of the Bridge Loan was $40.0 million.

The Bridge Loan must be repaid in full by January 31, 2027 (the actual date of such repayment, the “Bridge Repayment Date”). While the Bridge Loan remains outstanding, the Company is prohibited from making additional borrowings under the Facility and is required to apply 100% of the net proceeds from any equity issuance toward repayment of the Bridge Loan. Upon repayment of the Bridge Loan, borrowing availability under the Facility will be reinstated up to the $50.0 million commitment, subject to compliance with the applicable terms, conditions and financial covenants. Following the Bridge Repayment Date, and prior to maturity, we may request incremental revolving commitments of up to an additional $25.0 million, subject to Lender approval and the satisfaction of specified conditions. The Facility matures on July 31, 2029.

Borrowings under the Facility bear interest, as applicable, at the base rate or adjusted term SOFR plus, in each case, an applicable margin ranging from 1.25% to 3.75% per annum (subject to certain benchmark step-downs). Company elected a six-month interest period for the initial advance, resulting in an all-in interest rate of 7.80% per annum for that interest period. The applicable margin may decrease following repayment of the Bridge Loan, based on subsequent utilization of the Facility. Term SOFR resets at the beginning of each subsequent interest period.

The Facility is secured by a first-ranking security interest in substantially all present and future real and personal property of the Company and guarantors, including certain material agreements, equity pledges and cash accounts.

The Facility contains financial covenants requiring the Company to maintain minimum liquidity of $10.0 million at all times following the repayment of the Bridge Loan and minimum tangible net worth of $1.0 billion, tested quarterly. Pursuant to an amendment dated September 11, 2026, effective as of July 27, 2026, tangible net worth is defined as stockholders’ equity, plus $200.9 million, less goodwill, other intangible assets and non-controlling interests. The $200.9 million adjustment represents the difference between the deemed price of $3.64 per share specified under the terms of the Transaction and the closing market price of $2.74 per share on the Acquisition Date, multiplied by the 223,252,749 shares of common stock issued to the Sweetwater Investors, as described in Note 3. Following the repayment of the Bridge Loan, if the Facility utilization exceeds $25.0 million, or otherwise at our election, we are also required to maintain a minimum debt service coverage ratio of 1.15:1.00 and a minimum interest coverage ratio of 2:1.

After giving effect to the amendment described above, we were in compliance with all applicable covenants as of July 31, 2026.

10. Long-term Debt

Uranium Royalty Corp. Notes to Condensed Interim Consolidated Financial Statements (Unaudited, expressed in thousands of U.S. dollars unless otherwise stated)

On October 19, 2020, Sweetwater issued $688.8 million of 5.32% senior secured notes which mature on September 30, 2040 (the "Royalties Notes") pursuant to the Note Purchase Agreement between Sweetwater and each of the noteholders dated August 19, 2020 ("Royalties Notes Agreement"). Principal and interest payments are due semi-annually on March 31 and September 30 of each year. The principal payment amounts vary and escalate over the term of the Royalties Notes Agreement.

The Company assumed the liability of the Royalties Notes upon the closing of the acquisition of Sweetwater. On the Acquisition Date, the fair value of the Royalties Notes was $552,758, including current portion of $17,097 and non-current portion of $535,661 (Note 3). The effective interest rate of the Royalties Notes is 7.70% per annum. During the three months ended July 31, 2026, the Company recorded $452 of interest expense on the Royalties Notes.

As at July 31, 2026, the future contractual principal repayments on long-term debt, measured from the interim reporting date, are as follows:

$'000
within 1 year	17,097
1-2 years	21,342
2-3 years	26,712
3-4 years	30,985
Thereafter	529,043
Total	625,179

The Royalties Notes are secured by substantially all of the mineral properties acquired from Sweetwater and the related income generated by those properties. As of July 31, 2026, the carrying amount of the mineral properties pledged as collateral for the Royalties Notes was $1,300,098, which excludes $281 of mineral properties not pledged as collateral.

Sweetwater is currently in compliance with all financial and general covenants required by the Royalties Notes Agreement.

11. Stockholders’ Equity

Common Stock

The authorized share capital of the Company is comprised of a total of 1,000,000,000 shares of capital stock, consisting of (i) 999,990,000 shares of common stock, $0.001 par value per share (“common stock”), (ii) one share of special voting stock, $0.001 par value per share (the “Special Voting Share”), and (iii) 9,999 shares of preferred stock, $0.001 par value per share (“preferred stock”). The Company’s historical common stock accounts have been recast retrospectively to give effect to New URC’s legal capital structure from inception on May 1, 2026. Because New URC was not incorporated until May 1, 2026, the comparative period as at April 30, 2026 reflects the legal capital structure of Old URC, whose common shares had no par value under the Canada Business Corporations Act; the difference between the historical no-par carrying amount and the $0.001 par value has been reclassified from common stock to additional paid-in capital, with no effect on total stockholders’ equity. See Note 2 for further discussion of the basis of presentation and the retrospective adjustment of the Company’s legal capital structure.

UEC Subscription

On April 27, 2026, Uranium Energy Corp. (“UEC”) which then owned approximately 12% of Old URC’s outstanding common shares, subscribed for subscription receipts of Old URC at a price of $3.64 for total proceeds of $40.0 million. Each subscription receipt was automatically converted into one share of Old URC upon the satisfaction of escrow release conditions set out in the subscription agreement, which included the conditions precedent to the arrangement, stock exchange and shareholder approvals. On July 27, 2026, Old URC issued the shares in satisfaction of the subscription and proceeds of $40.0 million, including accumulated interest of $0.3 million, was released from escrow. Prior to close, the subscription liability was remeasured at fair value. A gain of $12.8 million was recorded during the three months ended July 31, 2026.

Exchangeable Shares

On July 27, 2026, in connection with the Transaction, UROY ExchangeCo Ltd., an indirect wholly-owned subsidiary of the Company, issued 3,856,695 exchangeable shares (the “Exchangeable Shares”) to eligible shareholders of Uranium Royalty Corp. (Canada) who

Uranium Royalty Corp. Notes to Condensed Interim Consolidated Financial Statements (Unaudited, expressed in thousands of U.S. dollars unless otherwise stated)

elected to receive one Exchangeable Share in exchange for each common share of Uranium Royalty Corp. (Canada). Each Exchangeable Share is exchangeable at the holder’s option for one share of the Company’s common stock and is substantially the economic equivalent thereof. Holders of Exchangeable Shares are entitled to equivalent dividends and distributions and, through a voting and exchange trust agreement, one vote on the same basis and in the same circumstances as a holder of one share of the Company’s common stock.

Public Offerings

During the year ended April 30, 2026, the Company issued 12,644,524 common shares (the “Offering”) (2025: nil) under an at-the-market equity program (“ATM Program”) for gross proceeds of $54.0 million (2025: nil) with aggregate commissions paid or payable to the Agents and other share issue costs of $1.1 million (2025: nil), net of tax benefits of $0.3 million (2025: nil). Pursuant to the Distribution Agreement, the Offering has been terminated upon the issuance and sale of all of the shares of the Company's common stock subject to the Distribution Agreement. The ATM Program is initiated by the Company from time to time to allow the Company to distribute common shares of the Company (the “ATM Shares”) to the public from time to time, through agents, at the Company's discretion. The ATM Shares sold under the ATM Programs are sold at the prevailing market price at the time of sale.

No ATM Shares were distributed by the Company during the three months ended July 31, 2026.

Class A and Class B Preferred Stock

The Company is authorized to issue 9,999 shares of preferred stock with a par value of $0.001 per share. On July 27, 2026, in connection with the Sweetwater acquisition, the Company issued one Class A preferred share to Orion and one Class B preferred share to OTPP.

The Class A and Class B preferred shares are non-voting and are not convertible into any other securities of the Company. The preferred shares, including the rights to payments associated with the shares, rank senior to the Company’s common stock and any other equity interests of the Company with respect to dividends and distributions upon liquidation, dissolution or winding up.

The preferred shares entitle Orion and OTPP to receive cash payments representing their proportionate share of the cash and restricted cash held by the Sweetwater Entities at the Acquisition Date, after payment of specified obligations and retention of a minimum of $15.0 million of unrestricted cash. The Class A preferred shareholder is entitled to 72.83% of the payments, and the Class B preferred shareholder is entitled to 27.17%.

The Company is required to apply 100% of the cash distributions it receives from the Sweetwater Entities toward payment of the outstanding Sweetwater Cash Dividends until the remaining balance is paid in full. Payments are required on March 31 and September 30 of each year while any amount remains outstanding. The Company may make payments earlier, to the extent administratively feasible, upon providing at least two days’ prior written notice to each holder. The redemption price of the preferred shares at any date is equal to the remaining unpaid amount. Upon payment in full, the Class A and Class B preferred shares will automatically be redeemed and cease to be outstanding. Before that time, the Company may, at its option, redeem the preferred shares for cash equal to the remaining unpaid amount.

While the preferred share remains outstanding, the Company is subject to certain restrictions, including restrictions on dividends and other distributions on its common stock, redemptions or repurchases of other equity interests, and the issuance of securities ranking senior to or pari passu with the preferred shares, unless the holders provide their written consent.

Because the preferred shares embody an obligation requiring settlement in cash at specified or determinable dates, they are accounted for as mandatorily redeemable financial instruments and classified as liabilities under ASC 480. The acquisition-date fair value of the preferred shares was included in the consideration transferred in the Sweetwater acquisition.

At July 31, 2026, the Class A and Class B preferred shares had an aggregate carrying amount of $22.6 million and were presented as mandatorily redeemable preferred stock in liabilities. Accordingly, no carrying amount related to the Class A or Class B preferred shares is included in stockholders’ equity.

Uranium Royalty Corp. Notes to Condensed Interim Consolidated Financial Statements (Unaudited, expressed in thousands of U.S. dollars unless otherwise stated)

Additional Paid-in Capital

Stock Options

On July 27, 2026, in connection with the Transaction, each of the outstanding and unexercised 1,538,150 options to purchase common shares of Old URC prior to the Acquisition Date was exchanged on a one-for-one basis for an option to purchase shares of the Company's common stock. The replacement options are subject to the same number of underlying shares, the same Canadian-dollar exercise prices, the same vesting schedules (with no acceleration), the same expiry dates, and substantially the same other terms as the options they replaced. The replacement options remain equity-classified, and no incremental compensation cost was recognized as a result of the exchange.

The following outlines movements of the Company's stock options:

	Number of options	Weighted Average Exercise Price ($CAD)
Balance at April 30, 2026	1,970,650	3.90
Forfeited	(216,243)	3.59
Exercised	(233,051)	3.53
Balance at July 31, 2026	1,521,356	4.00

During the three months ended July 31, 2026 and July 31, 2025, there were no share options granted.

A summary of share options outstanding and exercisable at July 31, 2026, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price ($CAD)	Number of Options Outstanding	Weighted Average Exercise Price ($ CAD)	Weighted Average Remaining Contractual Life (years)	Number of Options Exercisable	Weighted Average Exercise Price ($ CAD)	Weighted Average Remaining Contractual Life (years)
2.00 to 2.99	383,300	2.92	2.06	383,300	2.92	2.06
3.00 to 3.99	730,794	3.61	2.09	730,794	3.61	2.09
4.00 to 4.99	23,000	4.21	2.55	23,000	4.21	2.55
5.00 and above	384,262	5.82	3.76	212,788	5.78	3.42
	1,521,356	4.00	2.51	1,349,882	3.77	2.30

The amount of share-based compensation expense recognized during the three months ended July 31, 2026, was $78 (2025: $62).

Uranium Royalty Corp. Notes to Condensed Interim Consolidated Financial Statements (Unaudited, expressed in thousands of U.S. dollars unless otherwise stated)

12. Selling, General and Administrative Expenses

The following outlines the amounts included in selling, general and administrative expenses:

	For the three months ended July 31,
	2026	2025
	($)	($)
Salaries and directors' fees	256	243
Office and administrative	136	642
Professional fees and insurance	341	255
Transfer agent and regulatory fees	153	130
Stock-based compensation	78	62
Total	964	1,332

13. Earnings Per Share

	For the three months ended July 31,
	2026	2025
	($)	($)
Net income attributable to Uranium Royalty Corp.	16,247	1,025

Basic weighted average number of shares	156,987,539	133,636,271
Basic earnings per share	0.10	0.01

Effect of dilutive securities
Stock options	292,972	37,006
Diluted weighted average number of shares	157,280,511	133,673,277
Diluted earnings per share	0.10	0.01

The calculation of weighted average number of shares includes shares of common stock and Exchangeable Shares.

14. Related Party Transactions

Related party transactions are based on the amounts agreed to by the parties. During the three months ended July 31, 2026, the Company incurred $1 (2025: $3) in office and administration expenses related to corporate branding and marketing, media, website maintenance and hosting services provided by a vendor that is controlled by a family member of the Company's Chairman.

See Note 11 related to the contingent subscription agreement for the sale of common shares to UEC, which owned approximately 12% of the Company’s outstanding common shares at the time of the subscriptions.

15. Segment Information

The Company conducts its business as a single operating segment, being the acquiring and assembling a portfolio of royalties, fee surface rights and mineral rights, as well as investing in companies with exposure to uranium, physical uranium, trona or natural soda ash deposits and related assets. The Company also engages in the purchase and sale of physical uranium from time to time.

Our Chief Executive Officer, who serves as our Chief Operating Decision Maker (“CODM”), evaluates performance and allocates resources for the Company (being one reportable segment) based on income (loss) before income taxes, which is consistent with the results in the Company’s consolidated statements of income (loss) and comprehensive income (loss). The CODM uses income (loss) before income taxes to allocate resources, including decisions related to capital investments and potential royalty expansion opportunities. The significant segment expenses reviewed by the CODM are consistent with the operating expense line items presented in the Company’s consolidated statements of income (loss) and comprehensive income (loss).

Uranium Royalty Corp. Notes to Condensed Interim Consolidated Financial Statements (Unaudited, expressed in thousands of U.S. dollars unless otherwise stated)

Sales of Uranium Inventory

Sales of uranium inventory for the three months ended July 31, 2026 and 2025 were all generated in Canada.

Major Customers

Revenue from sales of uranium inventory from major customers for the three months ended July 31, 2026 and 2025 is summarized as follows:

	For the three months ended July 31,
	2026	2025
	($)	($)
Customer A	8,600	—
Customer B	—	24,245
Customer C	12,925	—
Customer D	12,342	—
Customer E	17,100	—
Total	50,967	24,245

Long-lived assets by geographical region

Long-lived assets by geographical region as of:	As at July 31, 2026 ($)	As at April 30, 2026 ($)
Canada	24,493	25,188
Namibia	1,821	1,906
Spain	487	499
USA	1,758,763	16,428
	1,785,564	44,021

16. Subsequent Events

Except as disclosed elsewhere in these condensed interim consolidated financial statements, no material events occurred subsequent to July 31, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the financial information and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On July 27, 2026, Uranium Royalty Corp., a Delaware corporation (“New URC”), completed a plan of arrangement (the “Arrangement”) pursuant to which it became the parent company of Uranium Royalty Corp. (Canada) (“Old URC”) and acquired an approximately 92% interest in the ownership interest in entities holding a portfolio of royalty, mineral, surface, lease and related rights in Wyoming, Utah and Colorado (collectively, “Sweetwater Entities”), as described under "Recent Developments-Arrangement."

Consistent with the basis of presentation described in Notes 1 and 2 to our condensed interim consolidated financial statements included in Part I, Item 1 of this Quarterly Report, references to “we,” “our,” “us,” the “Company” and “URC” refer to New URC and its subsidiaries for periods following the completion of the Transaction on July 27, 2026, and to Old URC and its subsidiaries for periods prior to July 27, 2026, unless the context otherwise requires.

Unless otherwise indicated, all references in this discussion and analysis to “dollars,” ”$” or “US$” are to United States dollars, and references to “C$” or “CAD” are to Canadian dollars.

Cautionary Note Regarding Forward-Looking Statements

Some of the information contained in this management's discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our outlook, plans and strategy for our business and potential financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “remain,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would,” “should,” “potential,” “intention,” “strategy,” “strategic,” “approach,” “subject to,” “possible,” “pending,” “if,” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q, including those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2026, as amended, and in our other SEC public filings. Such forward-looking statements reflect our beliefs and opinions on the relevant subject based on information available to us as of the date of this report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements or forward-looking information as predictions of future events. Furthermore, such forward-looking statements or forward-looking information speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements or forward-looking information to reflect events or circumstances after the date of such statements.

Third-Party Information

This Quarterly Report on Form 10-Q includes market, industry and other data, forecasts and statistics that are based on, or derived from, information publicly disclosed by third parties, including the operators of the properties underlying our royalties and other interests, industry and market research firms, governmental agencies and other publications and sources. As a holder of royalties and similar interests, we are not the operator of any of the properties underlying our interests and, except in limited circumstances, do not have access to non-public information regarding those properties. While we believe these third-party sources to be reliable, we have not independently verified, and are not able to independently verify, the accuracy or completeness of such third-party information, and we assume no responsibility for its accuracy or completeness. Such information is subject to change based on various factors, including those described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2026, as amended. The disclosure of such third-party information should not be interpreted as an adoption, endorsement or confirmation by us of such information.

Business Overview

We are a diversified royalty and land company with significant exposure to natural soda ash and uranium. Our portfolio of long-life, low-cost assets and diversified revenue streams provides exposure to uranium and soda ash prices. Following completion of the Arrangement, our portfolio includes royalties relating to five operating soda ash mines, interests in greenfield trona projects, and approximately 850,000 acres of fee surface rights and 4.5 million acres of mineral rights located primarily in Wyoming, Utah and Colorado.

In addition, our land and mineral holdings provide additional long-term optionality, including opportunities relating to greenfield trona development, uranium exploration, oil and gas leasing, critical minerals, renewable energy and other potential uses of the land. Our primary focus is to generate durable cash flow from our royalty portfolio and deploy that cash flow toward value-enhancing acquisitions and investments, particularly in uranium and other critical minerals. These opportunities may include royalties, streams, debt, equity investments and physical uranium.

New URC was incorporated on May 1, 2026, pursuant to the Delaware General Corporation Law for purposes of completing the Arrangement described under “Recent Developments—Arrangement.” Our principal executive office is located at 141 Union Blvd., Suite #310, Lakewood, CO 80228 with registered offices located at 100 Lakeland Ave., Dover, Kent County, Delaware 19901.

Uranium Market Developments

The uranium market continues to be supported by structural demand growth driven by increasing global electricity consumption, decarbonization initiatives, expanding data center and artificial intelligence infrastructure, geopolitical considerations, and prolonged underinvestment in primary supply. The International Energy Agency (“IEA”) reported that global electricity demand grew by approximately 3% in 2025 and is projected to grow at an average annual rate of approximately 3.6% through 2030 (Source: IEA, Electricity 2026, February 2026). Nuclear generation has reached record levels and, together with renewable energy sources, is expected to supply approximately half of global electricity by 2030 (Source: IEA, Electricity 2026, February 2026). Data center electricity consumption is projected to increase significantly, supporting incremental demand growth (Source: IEA, Electricity 2026, February 2026). In the United States, long-term electricity demand is also expected to increase materially through 2030 and beyond (Source: ICF International Inc., September 2025 Study).

Governments globally are increasingly recognizing nuclear energy as a reliable, low-carbon baseload power source and are advancing policies to enhance energy security and independence. In the United States, recent bipartisan legislation and Executive Orders issued in 2025 have established a policy objective to significantly expand domestic nuclear capacity by 2050, while supporting the broader nuclear fuel cycle through measures including the Defense Production Act. These initiatives, alongside public-private partnerships and funding commitments for new reactor development, advanced technologies, and fuel cycle infrastructure, reflect a materially strengthened policy backdrop.

Private sector participation has also accelerated, with major technology companies and financial institutions committing capital to nuclear energy to support growing electricity requirements, particularly from data centers. Concurrently, global reactor construction and long-term nuclear capacity expansion targets continue to reinforce expectations for sustained uranium demand growth (Source: International Atomic Energy Agency Power Reactor Information System, August 2026; World Nuclear Association, March 2026).

Uranium market fundamentals have improved in recent years, reflecting a transition from inventory-driven dynamics to a production-constrained environment. Following a prolonged period of underinvestment, primary mine supply remains insufficient to meet projected reactor requirements, resulting in a structural supply deficit. Industry forecasts indicate a meaningful gap between production and demand over the coming decade, currently supplemented by secondary sources such as inventories, which are finite and declining (Source: UxC LLC, Uranium Market Outlook Q2 2026).

Geopolitical developments have further tightened supply conditions. Disruptions associated with Russia’s role in the nuclear fuel cycle, trade restrictions, and evolving policies in the United States and Europe have contributed to a bifurcation of global uranium markets, with Western utilities increasingly seeking supply from politically stable jurisdictions. Additional U.S. policy actions, including the designation of uranium as a critical mineral and potential measures to support domestic supply chains, underscore the strategic importance of uranium to national security (Source: The White House, February 14, 2025; U.S. Geological Survey, November 7, 2025).

Uranium prices have strengthened significantly from historical lows, reflecting these improving fundamentals, although recent periods have exhibited short-term volatility. During the three months ended July 31, 2026, uranium prices averaged $85.45 per pound of U3O8, compared to $86.37 per pound in the prior quarter. Over the 12 months ended July 31, 2026, uranium prices averaged $82.32 per pound, representing an increase from the prior-year period (Source: UxC LLC Historical Ux Daily Prices).

Utility contracting activity remains below long-term replacement levels, resulting in a substantial volume of uncommitted future demand. It is estimated that cumulative uncommitted global demand through 2035 is significant, including approximately 186 million pounds of unfilled requirements in the United States alone (Source: UxC LLC, Uranium Market Overview Q2 2026; U.S. Energy Information Administration, Uranium Marketing Annual Report, July 2026). As existing contracts expire and secondary supplies diminish, the need for new long-term supply agreements is expected to increase. Given the long development timelines for new uranium production, higher sustained prices may be required to incentivize sufficient new supply to meet projected demand.

Soda Ash Market Developments

The latest available data published by the U.S. Geological Survey (“USGS”) in its Soda Ash in March 2026 Mineral Industry Survey indicate that U.S. soda ash production was approximately 2.64 million metric tonnes during the first quarter of 2026, compared with 2.92 million metric tonnes in the corresponding period of 2025. It also disclosed that, for the same period, U.S. exports decreased to approximately 1.55 million metric tonnes from 1.73 million metric tonnes, while apparent domestic consumption remained relatively stable at approximately 1.19 million metric tonnes.

Market conditions for soda ash are expected to remain challenging for the remainder of 2026 and into 2027 resulting from an influx of new soda ash production from China. Over the longer term, soda ash demand is expected to benefit from growth in glass manufacturing, including solar photovoltaic glass, and lithium carbonate production. The USGS’s Mineral Commodity Summaries 2026 also notes the cost competitiveness of U.S. natural soda ash relative to synthetic soda ash. Nevertheless, the timing of a market recovery will depend on global industrial demand, the absorption of new Chinese capacity and further rationalization of higher-cost production.

Domestic soda ash consumption in the United States is estimated at approximately 4-5 million tons per year, with the glass industry accounting for the largest share of demand (USGS, March 2026 Soda Ash Mineral Industry Survey and 2026 Mineral Commodity Summary). Because domestic production significantly exceeds domestic consumption, the United States exports a substantial share of its soda ash. Approximately 55% to 60% of U.S. soda ash production is exported, primarily to the country’s closest neighbors and markets in Asia, Latin America, and the Middle East (USGS, March 2026 Soda Ash Mineral Industry Survey and 2026 Mineral Commodity Summary). United States producers generally benefit from a competitive transportation infrastructure that connects Wyoming mining operations to export terminals on the West Coast and Gulf Coast via rail networks. This infrastructure enables United States producers to supply international markets competitively despite the inland location of production facilities.

According to OPIS, Chemical Markets Analytics’ Soda Ash Monthly Report - Issue 217, which provides data for the six months ended June 30, 2026, U.S. soda ash exports totaled approximately 2.94 million metric tons, representing a decline of roughly 595 thousand metric tons year-over-year.

Regionally, Asia-Pacific remained the largest export destination, led by Indonesia, Japan, Vietnam, and Thailand, although volumes to several of these markets declined period-over-period, partially offset by increases to China and Australia. Latin America also represented a significant export market, with Brazil, Chile, and Colombia among the largest importers, though exports to Brazil declined materially in the period.

North American exports were comparatively stable, with Mexico remaining a key end market. In contrast, exports to Western Europe were more limited and exhibited variability by country, including a notable reduction in shipments to the United Kingdom. Overall, the data illustrates that while U.S. soda ash exports are globally diversified, they remain sensitive to regional industrial demand cycles and customer concentration in key emerging markets, which can result in period-to-period volatility in shipment volumes.

Recent Developments

Sales of U3O8

During the three months ended July 31, 2026, the Company sold 593,255 pounds of U3O8 for revenue of $51.0 million, representing an average realized selling price of approximately $86.00 per pound. This was slightly above the average of the UxC Historical Ux Daily Prices published from May 1 through July 31, 2026, of $85.45 per pound. The related cost of sales was $34.1 million, or approximately $57.40 per pound. Accordingly, revenues from these sales exceeded the related cost of sales by $16.9 million. Proceeds from these sales were used, in part, to finance the consideration under the Arrangement.

Arrangement

The Company was formed to facilitate the combination of the approximately 92% direct and indirect interests (the “Sweetwater Interests”) of certain entities affiliated with Orion Resource Partners (USA) LP (collectively, “Orion”) and HRG Metals LP, a wholly-owned subsidiary of Ontario Teachers’ Pension Plan Board (“HRG” and, together with Orion, the “Sweetwater Investors”) in the Sweetwater Entities with Old URC pursuant to the Arrangement, effected through the plan of arrangement of Old URC under section 192 of the Canada Business Corporations Act (the “Plan of Arrangement”) and in accordance with the arrangement agreement dated April 16, 2026, among Old URC and the Sweetwater Investors (the “Arrangement Agreement”). The Plan of Arrangement became effective on July 27, 2026 (the “Effective Date”).

Pursuant to the Plan of Arrangement, on the Effective Date, among other things, (i) New URC issued 223,252,749 shares of common stock, at a deemed value of US$3.64 per share, to the Sweetwater Investors in exchange for the Sweetwater Interests; (ii) each common share of Old URC, other than an Exchangeable Elected Share (meaning a common share in respect of which a valid Exchangeable Share Election was made), was transferred to UROY CallCo ULC, a wholly-owned subsidiary of the Company (“CallCo”), in exchange for one share of common stock; (iii) each common share of Uranium Royalty Corp. (Canada) in respect of which a valid Exchangeable Share Election was made was transferred to UROY ExchangeCo Ltd., a wholly-owned subsidiary of CallCo (“ExchangeCo”), in exchange for one exchangeable redeemable preferred share in the capital of ExchangeCo (“Exchangeable Shares”) and related ancillary rights; (iv) the Company issued one special voting share in the capital of the Company which, among other things, entitles the holder of record thereof to that number of votes at meetings of the Company equal to the number of Exchangeable Shares outstanding (the “Special Voting Share”) to Computershare Trust Company of Canada (the “Trustee”), to be held by the Trustee on behalf of the holders of Exchangeable Shares, and entered into a Voting and Exchange Trust Agreement with CallCo, ExchangeCo and the Trustee; and (v) each holder of outstanding and unexercised options to purchase common shares of Old URC received a replacement option (the “Replacement Options”) to purchase our shares of common stock on an economically equivalent basis.

In connection with the Arrangement, the Company and the Sweetwater Investors entered into an Investors Rights Agreement that governs certain matters relating to the Sweetwater Investors’ ownership of, and participation in the governance of, the Company. Among other things, the Investors Rights Agreement provides the Sweetwater Investors with voting support obligations, standstill restrictions, board representation and nomination rights, participation (pre-emptive) rights, and transfer, resale and registration rights. The board designation rights are subject to minimum ownership thresholds and are capped so that the aggregate number of directors designated by the Sweetwater Investors may not equal or exceed 50% of the board, with each nominee subject to approval by the board’s nominating committee. Notwithstanding the Sweetwater Investors’ collective ownership of approximately 58.6% of the Company’s outstanding common shares immediately following closing, the Sweetwater Investors are separate investors that are not an organized group, and the Company retained control of its board of directors and senior management. These governance arrangements were among the factors supporting the conclusion that the Company (through Old URC) is the accounting acquirer in the Arrangement. For additional information regarding the accounting-acquirer determination, see Note 3 to our condensed interim consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

For further information regarding the Arrangement and the Investors Rights Agreement, see our Annual Report on Form 10-K for the year ended April 30, 2026, as amended.

In connection with the Arrangement, on July 27, 2026, we also entered into a senior secured revolving credit facility (the "Facility"), a portion of which was drawn to fund, in part, the cash consideration payable under the Arrangement. For additional information regarding the Facility, see ”Recent Liquidity and Capital Resources Development - Revolving Credit Facility” below.

Select Asset Updates

The following is a summary of selected recent developments announced by the operators of the properties underlying certain of our royalties and other interests. The summaries below are based on publicly available disclosures made by the applicable operators and other third parties, and we refer readers to those operator and other third-party disclosures for further information regarding the properties underlying our interests.

Soda Ash Portfolio

On July 27, 2026, the Company acquired a 92% interest in the Sweetwater Entities, which own a portfolio of soda ash royalties and extensive surface and mineral rights in Wyoming, Utah and Colorado.

The portfolio includes royalties relating to five operating soda ash mines—Big Island, American Soda, Alchem,

Westvaco and Granger—which are operated by four established producers. The Sweetwater Entities generally hold an 8% revenue royalty, net of certain customary deductions, on approximately 50% of area coverage and approximately 48% attributable production rate over 2011–2025, based on historical royalty revenue statements, from these operations. The underlying mines are located in Wyoming’s Green River Basin, which contains the world’s largest known trona deposit, and are positioned among the lower-cost soda ash operations globally.

The portfolio also includes two advanced greenfield projects, Project West and the Dry Creek Trona Project, as well as additional unleased trona resources. Based on operator disclosures and other available information, production expansions are expected to increase the attributable soda ash production capacity by more than 60% over the coming years without requiring material additional capital investment by the Company.

Westvaco and Granger Operations – WE Soda Ltd. (“WE Soda”)

In its Results for the Full Year and Fourth Quarter ended December 31, 2025, WE Soda disclosed that they experienced production disruptions at the Westvaco mine, which adversely affected production volumes, with a non-recoverable net production loss of approximately 120,000 metric tonnes during the quarter. In its Quarterly Results for the First Quarter ended March 31, 2026, WE Soda reported that the operational issues had been resolved and were not expected to recur. In its results for the six months ending June 30, 2026, WE Soda confirmed that Westvaco operated at or above its originally budgeted production run rate during the three months ended June 30, 2026.

Alchem Operation – Tata Chemicals

Tata Chemicals stated in their investor presentation for the quarter ended June 30, 2026, available on the company’s website, total sales of 614,000 metric tonnes of soda ash for the U.S. operations in the quarter.

Dry Creek Trona Project – Pacific Soda

The Wyoming Department of Environmental Quality (“WDEQ”) provided public notice on August 26, 2026 that the Industrial Siting Division received an amendment request from Pacific Soda, LLC regarding the Dry Creek Trona Project in Sweetwater County, to change the date of construction commencement from on or before December 31, 2026, to on or before December 31, 2027. The request was granted.

Land Portfolio

URC owns approximately 850,000 acres of fee surface rights and approximately 4.5 million acres of mineral rights. Our surface and mineral estates generate revenues from renewable energy operations, other industrial minerals, grazing and from pipeline, power line and utility easements. These holdings provide additional long-term opportunities relating to greenfield trona development, uranium exploration, oil and gas leasing, renewable energy, critical minerals and other potential uses of the land. The renewables opportunities could represent potential royalty economics of approximately five million dollars per gigawatt of wind capacity and approximately two million dollars per gigawatt of solar capacity installed on the Company’s lands.

These figures are management estimates only, are based on assumptions regarding project scale, location, development density, lease and royalty structures, timing and market conditions, and are subject to significant uncertainty. There can be no assurance that any such renewable projects will be developed on the Company’s lands, that any corresponding royalty arrangements will be entered into on such terms or at all, or that any such opportunities would generate revenues consistent with these estimates.

Oil and Gas

In June 2026, we leased approximately 38,000 acres to undergo active exploration work to assess oil and gas development potential in a prospective area near the existing Wamsutter field in southwestern Wyoming.

Uranium Portfolio

Cigar Lake

We hold a sliding scale 10% to 20% NPI royalty on a 3.75% share of overall uranium production in the Waterbury Lake / Cigar Lake Project located in Saskatchewan, derived from Orano’s current 42.58% production interest in the project. Cameco Corporation (“Cameco”) is the operator of the Cigar Lake Project. As a profit-based NPI interest, the Company’s royalty on this project is calculated based upon generated revenue, with deductions for certain expenses and costs, which include cumulative expense accounts, including development costs. As such and given the significant amount of expenditures made in developing the existing operations at the Cigar Lake mine, the Cigar Lake royalty will only generate revenue to the Company after these significant cumulative expenses are recovered.

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

Cameco reported a total of 7.9 million pounds of production from Cigar Lake in the first six months of 2026 in its management’s discussion and analysis for the quarter ended June 30, 2026 (“Cameco Q2 2026 MD&A”). Cameco restated that the mine’s 2026 production outlook remains unchanged and it continues to expect production between 17.5 million and 18.0 million pounds of U3O8 in 2026.

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

On May 10, 2026, Cameco announced that flooding in northern Saskatchewan caused a partial collapse of the Smoothstone River Bridge, located on the primary route used to transport supplies to the McArthur River mine and Key Lake mill. As a result of the disruption and restrictions affecting an alternative roadway, Cameco temporarily halted production activities at Key Lake and reduced activities at McArthur River.

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

Cameco reported a total of 8.3 million pounds of production from the McArthur River/Key Lake operation in the first six months of 2026 in the Cameco Q2 2026 MD&A. Cameco also indicated that the annual maintenance outage at the Key Lake mill is expected to begin in the third quarter. Due to the nature of the work being carried out, the planned shutdown period is expected to be longer than in previous years and there is a risk that production may be impacted if there are restart challenges or delays in commissioning new equipment.

Langer Heinrich

We hold a royalty comprised of a PR of A$0.12 per kilogram of yellowcake (U3O8) produced from the Langer Heinrich Mine and sold by Paladin Energy Ltd. and Paladin Energy Metals Ltd.

Paladin announced in its quarterly report for the period ending June 30, 2026 that ramp-up of production at the Langer Heinrich Mine was successful, with 1.23 Mlbs of U3O8 produced in the quarter and a total of 4.82 Mlbs of U3O8 produced in fiscal year 2026. Paladin further stated that sales in the quarter totaled 1.35 Mlbs at an average realized price of US$70.60/lb U3O8, with fiscal year 2026 sales totaling 4.35 Mlbs. In a news release dated July 22, 2026, Paladin states that fiscal year 2027 production is expected to range between 5.1 - 5.6 Mlbs U3O8, supported by the completion of the mining ramp-up and increased availability of primary mined ore. Planned maintenance shutdowns in the September and December 2026 quarters are expected to impact production in the first half. Higher production is expected in the second half of fiscal year 2027 as higher-grade ore feed to the processing plant increases. Cost of production is expected to be between US$44/lb and US$48/lb, trending towards the upper end of the guidance range in the first half of fiscal year 2027 due to lower anticipated production and additional costs associated with planned maintenance during the period. As a result of the depletion of the previously mined MG3 stockpile in fiscal year 2026, all ore processed in fiscal year 2027 will be sourced from the mine, at longer haul distances than in fiscal year 2026.

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

In a news release dated July 22, 2026, Peninsula withdrew its calendar year 2026 guidance for production, due to slower-than-anticipated ramp-up, largely related to reduced flow rates. The flow rate issues center primarily around gas production in the wellfield, which plugs pore space and reduces hydraulic performance. Peninsula view the challenges as operational rather than fundamental, and that the effectiveness of the low-pH ISR process remains viable. Peninsula presented a table indicating a range of production scenarios in 2026, ranging from 150,000 pounds to 290,000 pounds U3O8, depending on Average Flow Rate and Average Net Head Grade. Peninsula did not adjust guidance for 2027, confirming production of 500,000 to 600,000 pounds U3O8 for calendar year 2027. Peninsula disclosed a total of 13,899 pounds were captured on resin in the fiscal fourth quarter of 2026, with 11,482 pounds drummed, and 10,066 produced pounds sold. Total pounds drummed in fiscal year 2026 totaled 17,385 pounds U3O8.

Roughrider

We hold a 1.9766% NSR royalty on the Roughrider project located in Saskatchewan, Canada, payable pursuant to the interest that Uranium Energy Corp. (“UEC”) or any of its subsidiaries, assignees or successors holds from time to time in the underlying property.

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

Churchrock

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

In a news release dated June 18, 2026, enCore announced that the Bureau of Land Management (the "BLM") issued a final decision and approved the Dewey-Burdock project, authorizing enCore to commence infrastructure construction for the Dewey-Burdock ISR project. enCore disclosed that the BLM has authorized construction of an initial ancillary infrastructure on approximately 240 acres of BLM-managed public land within the larger 10,580 acre Dewey-Burdock project lands.

In a news release dated June 22, 2026, enCore announced that the Nuclear Regulatory Commission ("NRC") issued an Environmental Assessment followed by a Finding of No Significant Impact in support of the Dewey-Burdock project’s 20-year Source Materials License, currently in Timely Renewal status. The NRC safety evaluation review is the final step in the process to renew the NRC Source Materials License. enCore has provided all information and material under the existing NRC license for consideration of this final step.

In its financial and operational report for the six months ended June 30, 2026, enCore stated that the project entered State of South Dakota permitting on June 15, 2026, which is under review by the Department of Agriculture & Natural Resources. Although enCore anticipates development in 2028, this is subject to receiving permits from the state.

Salamanca

We own a 0.375% NSR royalty on the Salamanca Project located in northwestern Spain.

In a news release dated February 6, 2026, Berkeley advised that its wholly owned subsidiary, Berkeley Exploration Limited (“BEL”), has filed a Memorial of Claim at the International Centre for Settlement of Investment Disputes

(“ICSID”) in Washington, D.C. in Berkeley’s ongoing international arbitration proceedings against the Kingdom of Spain (“Spain”). As announced in a news release dated May 28, 2024, BEL referred its investment dispute with Spain to arbitration at ICSID where BEL alleges that Spain’s actions against its Spanish subsidiary, Berkeley Minera España SA, and the Salamanca Project have violated multiple provisions of the Energy Charter Treaty. BEL’s Memorial of Claim has now been filed with ICSID with BEL seeking compensation in the order of US $1.25 billion (US $1,250,000,000). Spain subsequently filed a request to bifurcate the proceedings, pursuant to the ICSID Convention and Arbitration Rules and, as disclosed in a news release dated June 29, 2026, Berkeley advised that ICSID bifurcated the proceedings, which will now be conducted in two phases: first, jurisdictional objections concerning the denial of benefits; and second, merits and quantum of damages. In the company’s Quarterly Activities Report for the quarter ended June 30, 2026, Berkeley stated that the hearing for the bifurcated denial of benefits procedure has been scheduled for mid-2027, which will follow the customary exchange of written submissions comprising statements for a memorial, counter-memorial, reply and rejoinder.

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

On June 18, 2026, Anfield published a Canadian National Instrument 43-101 preliminary economic assessment titled, “The Shootaring Canyon Mill and Tributary Mines, Utah and Colorado, USA, Preliminary Economic Assessment”, a copy of which is available under Anfield’s profile at www.sedarplus.ca.

Whirlwind

We own a 2% - 4% sliding scale GVR royalty on Utah State Mining Lease ML49312. The royalty does not apply to the entire project area for the Whirlwind Project. The royalty currently applies to approximately 320 acres, or approximately 11% of the currently defined project area.

Energy Fuels stated in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, that it continued rehabilitation and development work at its Whirlwind mine in preparation for future production and that Whirlwind operated during portions of the period.

Results of Operations

Because the Arrangement closed on July 27, 2026, and Old URC is the accounting acquirer for accounting purposes, our results of operations for the three months ended July 31, 2026 include the results of the Sweetwater Entities only for the period from July 28, 2026 through July 31, 2026. From July 28, 2026 through July 31, 2026, the Sweetwater Entities contributed revenues of approximately $0.7 million and net income of approximately $0.1 million. As a result, our results of operations for the current period are not directly comparable to prior periods, and the results for the three months ended July 31, 2026 are not indicative of the results that may be expected for future periods that will reflect a full period of contribution from the Sweetwater Entities.

The following sets forth selected quarterly financial information for the Company for the period indicated:

	For the three months ended July 31,
	2026	2025
	($ '000)	($ '000)
Sales of uranium inventory	50,967	24,245
Royalty revenue	682	35
Cost of sales of uranium inventory, excluding depletion	(34,078)	(20,371)
Selling, general and administrative	(964)	(1,332)
Operating income for the period	16,406	2,247
Costs related to Sweetwater Acquisition	(15,061)	—
Interest income	2,479	66
Gain on subscription receipts liability	12,784	—
Loss on investments in equity securities	(1,109)	(929)
Income tax expense	(6,834)	(379)
Net income	16,251	1,025
Net income attributable to Uranium Royalty Corp.	16,247	1,025

Three months ended July 31, 2026, compared to three months ended July 31, 2025:

The Company had net income of $16.3 million in the three months ended July 31, 2026, compared to $1.0 million in the same period of 2025. The increase was primarily attributable to higher uranium sales volumes, a $12.8 million gain on subscription receipts liabilities, an $8.1 million net foreign exchange gain, and, to a lesser extent, an increase in interest income. These increases were partially offset by $15.1 million of costs related to the Sweetwater acquisition, $0.5 million of interest expense related to outstanding royalty notes and the Facility and an increase in income tax expense from $0.4 million for the three months ended July 31, 2025 to $6.8 million for the three months ended July 31, 2026.

Sales of uranium inventory increased to $51.0 million in the three months ended July 31, 2026, compared to $24.2 million in the three months ended July 31, 2025.

The increase resulted from higher volume of uranium sold of 593,255 pounds during the three months ended July 31, 2026, compared to 350,000 pounds of uranium inventory sold in the prior fiscal period.

Royalty revenue increased to $0.7 million in the three months ended July 31, 2026, compared to $0.035 million in the three months ended July 31, 2025. The increase was primarily the result of $0.6 million of royalty revenue earned from the royalty interests acquired in the Sweetwater acquisition from the closing of the acquisition on July 27, 2026 to July 31, 2026.

Cost of sales of uranium inventory, excluding depletion, which is determined by the weighted-average method and also includes the cost necessary to make a sale, was $34.1 million for the three months ended July 31, 2026, compared to $20.4 million for the same period of 2025. The increase resulted from higher uranium sales volumes.

During the three months ended July 31, 2026, the Company incurred selling, general and administrative expenses of $1.0 million, compared to $1.3 million in the same period of 2025. The decrease of $0.3 million primarily resulted from a decrease in investor communications and marketing expenses.

During the three months ended July 31, 2026, costs related to the Sweetwater acquisition were $15.1 million, compared to nil in the same period of 2025. Such costs consist primarily of legal, advisory and due diligence fees relating to the Sweetwater acquisition.

In the three months ended July 31, 2026, the Company had interest income of $2.5 million compared to $0.07 million in the same period of 2025, primarily due to substantially higher cash balances in the high-interest savings accounts during the three months ended July 31, 2026.

During the three months ended July 31, 2026, the Company recognized a gain of $12.8 million from the change in the fair value of the subscription receipt liability, primarily due to the decrease in the Company’s share price between April 30, 2026 and July 27, 2026. On July 27, 2026, the subscription receipt liability was settled through the issuance of common shares based on the closing market price of $2.74 per share.

During the three months ended July 31, 2026, the Company recorded a loss on investments in equity securities of $1.1 million, compared to a loss of $0.9 million in the same period of 2025. The change in the current period was due to the decrease in the fair value of publicly traded securities held by the Company. Investments in equity securities are measured at fair value with reference to closing foreign exchange rates and the quoted share price in the market.

During the three months ended July 31, 2026, the Company recorded income tax expense of $6.8 million, compared to income tax expense of $0.4 million in the same period of 2025. The increase resulted primarily from higher taxable income generated on uranium sales in the current period.

Liquidity and Capital Resources

Overview

The Arrangement significantly changed the Company’s balance sheet, liquidity profile and future operating results. In connection with the acquisition, the Company recognized substantial non-current assets, including land of $442.0 million and mineral properties and interests, net, of $1.3 billion, and assumed significant liabilities, including advanced minimum royalty obligations of $31.4 million, long-term debt of $535.7 million, together with a current portion of $17.1 million, and mandatorily redeemable preferred stock of $22.6 million.

As of July 31, 2026, the Company had cash of $54.10 million, restricted cash of $49.55 million and a working capital deficit (current assets minus current liabilities) of $17.25 million. The working capital deficit included $31.43 million of advanced minimum royalties, which are expected to be settled primarily through future production royalties. In addition, the Company is required to repay the $40.0 million bridge loan outstanding under its senior secured revolving credit facility by January 31, 2027. Management currently plans to address these liquidity requirements through a combination of its existing unrestricted cash resources, proceeds from an equity financing, cash generated from its uranium and soda ash royalty interests and, if necessary, proceeds from the sale or monetization of certain land and other liquid assets.

The Company’s ability to continue as a going concern depends on its ability to repay the Bridge Loan and meet its other obligations. There is no assurance that the Company will be able to raise sufficient capital through an equity financing that provides sufficient proceeds or monetize its assets on acceptable terms or within the required timeframe. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Accordingly, management has concluded that its plans do not alleviate this substantial doubt.

The Company's unaudited condensed consolidated financial statements for the three months ended July 31, 2026 were prepared assuming that the Company will continue as a going concern. They do not reflect any adjustments to the carrying amounts or classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

Our long-term capital requirements are primarily affected by our ongoing acquisition activities. We currently, and generally at any time, have acquisition opportunities in various stages of active review. In the event of one or more substantial stream or royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary. We occasionally borrow and repay amounts under our Facility and may do so in the future.

Please refer to the risk factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2026, as amended, for a discussion of certain risks that may impact our liquidity and capital resources.

Balance Sheet Data

The following table sets forth selected balance sheet items for the Company as of July 31, 2026.

	As at	As at
	July 31, 2026	April 30, 2026
	($'000)	($'000)
Cash	54,104	241,956
Restricted cash	49,547	40,081
Accounts receivable	4,196	59
Investments in equity securities	10,968	12,382
Inventories	220	34,329
Working capital (current assets less current liabilities)	(17,252)	273,823
Land	441,956	—
Mineral properties and interests, net	1,300,379	—
Accounts payable and accrued liabilities	31,682	2,117
Mandatorily redeemable preferred stock	22,602	—
Advanced minimum royalties	31,434	—
Short-term loan	40,000	—
Subscription receipts liability	—	42,734
Long-term debt (current and non current)	552,758	—

As at July 31, 2026, the Company had cash of $54.1 million compared to $242.0 million as at April 30, 2026. The decrease in cash was primarily due to the cash consideration paid on the Sweetwater acquisition, net of cash and restricted cash acquired, partially offset by $53.0 million of net cash generated from operating activities from trading physical uranium and $40.0 million drawn under the Facility.

As at July 31, 2026, the Company held restricted cash of $49.5 million, compared to $40.1 million as at April 30, 2026. Substantially all of the restricted cash held as at July 31, 2026, being $49.5 million, was acquired in, and is restricted in connection with, the operations acquired in the Sweetwater acquisition, with the balance of $0.079 million comprising the Company’s pre-existing restricted cash.

The Company’s accounts receivable increased to $4.2 million as at July 31, 2026, from $0.059 million as at April 30, 2026. The increase was primarily due to royalty accrued and other operating receivables of the business acquired in the Sweetwater acquisition.

The Company’s investments in equity securities decreased from $12.4 million as at April 30, 2026 to $11.0 million as at July 31, 2026 as a result of a decrease in the fair value of publicly traded securities held by the Company.

As at July 31, 2026, the Company had uranium inventories of $0.2 million, compared to $34.3 million as at April 30, 2026. The decrease in inventories resulted primarily from sales of uranium during the period.

As at July 31, 2026, the Company had a working capital deficiency (current assets less current liabilities) of $17.3 million, primarily due to transaction cost payables and advanced minimum royalty liabilities, together with the reduction in cash used to fund the acquisition.

As at July 31, 2026, the Company had land of $442.0 million, compared to nil as at April 30, 2026. The land was recognized on the acquisition of Sweetwater and represents the fair value using a market approach based on comparable market transactions.

As at July 31, 2026, the Company had mineral properties and interests, net, of $1,300.4 million, compared to nil as at April 30, 2026. The mineral properties were recognized on the acquisition of Sweetwater, based on an income approach based on discounted expected future cash flows associated with the underlying mineral and royalty interests.

The Company had accounts payable and accrued liabilities of $31.7 million as at July 31, 2026, compared to $2.1 million as at April 30, 2026, primarily due to payables and accrued liabilities of transaction costs related to the Sweetwater acquisition.

The mandatorily redeemable preferred stock entitles Orion and HRG to receive cash payments representing their proportionate share of cash held by the Sweetwater Entities at the Effective Date in excess of the agreed amount to be retained by the Sweetwater Entities. As at July 31, 2026, the preferred shares had an aggregate carrying amount of $22.6 million. Upon payment of $22.6 million in full, the preferred shares will automatically be redeemed and cease to be outstanding.

As at July 31, 2026, the Company had advanced minimum royalties of $31.4 million, compared to nil as at April 30, 2026. The balance represents advanced minimum royalty obligations assumed in connection with the Sweetwater acquisition.

As at July 31, 2026, the Company had a short-term loan of $40.0 million outstanding, compared to nil as at April 30, 2026. The amount was a draw on the Facility to partially fund the cash consideration on the Sweetwater acquisition.

As at July 31, 2026, the Company had nil subscription receipts liability, compared to $42.7 million as at April 30, 2026, which arose from UEC’s subscription for the Company’s subscription receipts in connection with the Sweetwater acquisition. On satisfaction of the escrow release conditions and closing of the Sweetwater acquisition, each subscription receipt was automatically converted into one common share of the Company and the liability was settled, resulting in a gain on subscription receipts liabilities of $12.8 million recognized during the three months ended July 31, 2026.

As at July 31, 2026, the Company had long-term debt of $535.7 million, together with a current portion of $17.1 million, compared to nil as at April 30, 2026. The debt was assumed in connection with the Sweetwater acquisition.

As at July 31, 2026, the Company had mandatorily redeemable Class A and Class B preferred stock with an aggregate carrying amount of $22.6 million, which was issued as part of the consideration for the Sweetwater acquisition. The preferred shares require semi-annual cash payments on March 31 and September 30 of each year while any amount remains outstanding, and the Company may make payments earlier at its option. While the preferred shares remain outstanding, the Company is subject to certain restrictions, including restrictions on dividends and other distributions on its common stock, redemptions or repurchases of other equity interests, and the issuance of securities ranking senior to or pari passu with the preferred shares, in each case unless the holders provide their written consent. These payment obligations and restrictions may limit the Company’s liquidity and its flexibility to return capital to stockholders or raise additional capital until the preferred shares are redeemed in full. See Note 11 to our condensed interim consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

Recent Liquidity and Capital Resources Developments

Revolving Credit Facility

On July 27, 2026, we entered into a credit agreement (the “Credit Agreement”) as borrower with certain of our subsidiaries party thereto as guarantors, certain financial institutions party thereto as lenders (collectively, the “Lenders”), and Bank of Montreal, in its capacities as administrative agent and collateral agent for such Lenders (in such capacities, the “Agent”), to provide the Facility for up to $50.0 million. The Facility also includes an uncommitted accordion feature allowing for incremental revolving commitments of up to an additional $25.0 million (the “Accordion Facility”), subject to Lender approval and the satisfaction of certain conditions.

The Facility is available for general corporate purposes, including permitted acquisitions and permitted investments. Up to $40.0 million from the Facility was made available as a single draw on July 27, 2026 (the “Bridge Loan”), to fund, in part, the consideration under the Arrangement and related expenses. The Bridge Loan is required to be repaid, and the Facility is required to be zero balanced, on or before January 31, 2027 (the actual date of such repayment, the “Bridge Repayment Date”). Prior to the Bridge Repayment Date, we are required to make mandatory prepayments equal to 100% of the net proceeds realized from any public offering, whether pursuant to a prospectus or on a private placement basis, of our equity interests. This requirement obligates us to apply the net proceeds of any equity financing completed prior to the Bridge Repayment Date to repayment of the Bridge Loan, and accordingly limits our ability to raise and retain equity capital until the Bridge Loan is repaid. Following the Bridge Repayment Date, and prior to maturity, we may request incremental revolving commitments of up to an additional $25.0 million, subject to Lender approval and the satisfaction of specified conditions. The Facility matures on July 31, 2029.

Borrowings under the Facility bear interest, as applicable, at the base rate or adjusted term SOFR plus, in each case, an applicable margin ranging from 1.25% to 3.75% per annum (subject to certain benchmark step-downs). The applicable margin steps down over time: from the closing date until repayment of the Bridge Loan, 3.75% per annum for term benchmark advances and 2.75% per annum for base rate advances; following repayment of the Bridge Loan and until utilization of the Facility exceeds $25.0 million, 3.00% and 2.00%, respectively; and at all other times, or upon our election, 2.25% and 1.25%, respectively. The Company elected a six-month interest period for the initial advance, resulting in an all-in interest rate of 7.80% per annum for that interest period. The obligations under the Facility are guaranteed by all current and future wholly owned, direct or indirect subsidiaries of the Company that are material subsidiaries under the Credit Agreement, including any direct or indirect subsidiary that exceeds specified asset or revenue thresholds, is party to a material agreement or holds equity interests in another material subsidiary (collectively, the “Guarantors”). The obligations under the Facility are secured by a first-ranking security interest in substantially all present and future real and personal property of the Company and Guarantors, including certain material agreements, equity pledges and cash accounts.

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

As of July 31, 2026, we had $40.0 million of outstanding borrowings under the Facility. We were in compliance with all covenants as of July 31, 2026.

Long-term debt

On October 19, 2020, Sweetwater issued $688.8 million of 5.32% senior secured notes which mature on September 30, 2040 (the “Royalties Notes”) pursuant to a Note Purchase Agreement between Sweetwater and each of the noteholders dated August 19, 2020 (“Royalties Notes Agreement”). Principal and interest payments are due semi-annually on March 31 and September 30 of each year. The principal payment amounts vary and escalate over the term of the Royalties Notes Agreement.

The Company assumed the liability of the Royalties Notes upon the closing of the acquisition of Sweetwater. On the Acquisition Date, the fair value of the Royalties Notes was $552.8 million, including current portion of $17.1 million and non-current portion of $535.7 million (Note 3). The effective interest rate of the Royalties Notes is 7.70% per annum. During the three months ended July 31, 2026, the Company recorded $452 of interest expense on the Royalties Notes.

As at July 31, 2026, the future contractual principal repayments on long-term debt, measured from the interim reporting date, are as follows:

$'000
within 1 year	17,097
1-2 years	21,342
2-3 years	26,712
3-4 years	30,985
Thereafter	529,043
Total	625,179

The Royalties Notes are secured by substantially all of the mineral properties acquired from Sweetwater and the related income generated by those properties. As of July 31, 2026, the carrying amount of the mineral properties pledged as collateral for the Royalties Notes was $1.3 billion, which excludes $0.3 million of mineral properties not pledged as collateral.

Summary of Cash Flows

	For the three months ended July 31,
	2026	2025
	($ '000)	($ '000)
Cash generated from operating activities	52,969	23,414
Cash used in investing activities	(265,532)	(25,763)
Cash generated from financing activities	40,256	4
Effect of exchange rate changes on cash	(6,079)	(551)
Cash, cash equivalents, and restricted cash beginning of period	282,037	9,454
Cash, cash equivalents, and restricted cash end of period	103,651	6,558

Operating Activities

Net cash generated from operating activities during the three months ended July 31, 2026 was $53.0 million compared to $23.4 million in the same period in 2025. The increase was primarily due to the sales of uranium inventory.

Investing Activities

Net cash used in investing activities during the three months ended July 31, 2026 was $265.5 million, compared to $25.8 million in the same period in 2025. The increase was primarily the result of the $265.5 million of cash consideration paid on the acquisition of Sweetwater, net of cash and restricted cash acquired.

Financing Activities

Net cash generated from financing activities during the three months ended July 31, 2026 was $40.3 million, compared to $0.004 million in the same period in 2025. The increase of $40.3 million was primarily the result of $40.0 million from the Company's credit facility.

Recently Adopted Accounting Standards and Critical Accounting Policies

Refer to Note 2 of our notes to consolidated financial statements for further discussion on any recently adopted accounting standards. Refer to Management’s Discussion and Analysis of Financial Condition and Results of

Operations in our Annual Report on Form 10-K for the year ended April 30, 2026, filed with the SEC on July 28, 2026, as amended by Form 10-K/A filed with the SEC on August 28, 2026, for discussion on our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of July 31, 2026, the Company was not materially exposed to cash-flow interest rate risk on its outstanding debt obligations. The Company’s long-term debt bears interest at a fixed rate of 5.32%; therefore, changes in market interest rates do not affect the related interest payments.

The Company also had a $40.0 million Bridge Loan outstanding under its senior secured revolving credit facility. The Bridge Loan bears interest based on the six-month Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin. The Company elected a six-month interest period for the initial advance, fixing the interest rate at 7.80% per annum for that interest period, and the Bridge Loan is required to be repaid on or before January 31, 2027. Because the rate is fixed for the initial interest period, which extends to the required repayment date, changes in market interest rates will not affect the interest expense on the outstanding Bridge Loan during its term.

Following repayment of the Bridge Loan, any subsequent borrowings under the revolving credit facility will bear interest based on Term SOFR plus an applicable margin, with Term SOFR resetting at the beginning of each applicable interest period. Accordingly, the Company may be exposed to cash-flow interest rate risk on future borrowings under the facility. The extent of such exposure will depend on the amount and duration of future borrowings and changes in Term SOFR.

Equity Price Risk

The Company is exposed to equity-price risk through its investment in publicly traded mining companies. The Company’s investment in Queen’s Road Capital Investment Ltd. is measured at fair value, with changes in fair value recognized in net income.

As of July 31, 2026, the fair value of the Company’s publicly traded equity investment was $10.97 million. A hypothetical 10% increase or decrease in the quoted market price would have increased or decreased the carrying value of the investment and income before income taxes by approximately $1.10 million, assuming foreign-exchange rates remained unchanged.

Commodity Price Risk

The Company’s operations and financial results are exposed to fluctuations in uranium and soda ash prices. The recoverability and economic value of the Company’s physical uranium inventory, if any, are affected by changes in uranium prices. In addition, certain of the Company’s uranium and Sweetwater royalty interests are based directly or indirectly on the quantity of minerals produced, realized selling prices, revenues or profits generated from the underlying properties.

Uranium and soda ash prices are affected by numerous factors outside the Company’s control, including global and regional supply and demand, production levels, inventory levels, government policies, international trade conditions, inflation, exchange rates and general economic conditions. Changes in commodity prices may therefore affect the amount of royalty revenue and the recoverability of the Company’s royalty interests and physical uranium inventory.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of Uranium Royalty Corp.’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2026. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of July 31, 2026, Uranium Royalty Corp.’s disclosure controls and procedures were effective.

The Arrangement was completed on July 27, 2026. Due to the limited period between the completion of the Arrangement and July 31, 2026, management’s evaluation excluded the disclosure controls and procedures of the entities acquired under the Arrangement (the "Sweetwater Entities") that are subsumed within their internal control over financial reporting. As of July 31, 2026, the Sweetwater Entities represented approximately 95% of the Company’s consolidated total assets and, for the three months ended July 31, 2026, approximately 1.3% of the Company’s consolidated revenues.

Changes in Internal Control over Financial Reporting

As a result of the Arrangement, we acquired the Sweetwater Entities and commenced the process of integrating their operations, systems and internal controls with ours. Management is continuing to evaluate the Sweetwater Entities’ internal control over financial reporting and expects to complete the integration during the permitted assessment period.

Other than changes associated with the acquisition and ongoing integration of the Sweetwater Entities, there were no changes in Uranium Royalty Corp.’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We anticipate that the integration of the Sweetwater Entities’ operations and the transition to U.S. domestic reporting requirements may result in additional changes to our internal control over financial reporting in future periods, which will be disclosed as applicable.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and our principal financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2026, as amended.

Substantial doubt exists regarding our ability to continue as a going concern, as a result of our potential inability to repay our Bridge Loan or satisfy our other obligations, and we may not be successful in implementing management’s plans to alleviate that doubt.

As of July 31, 2026, we had a working capital deficit of $17.25 million and $40.0 million outstanding under our senior secured revolving credit facility that must be repaid by January 31, 2027. These conditions raise substantial doubt regarding our ability to continue as a going concern within one year after the date our unaudited condensed consolidated financial statements are issued.

Our ability to continue as a going concern and repay the Bridge Loan depends on our existing unrestricted cash resources, proceeds from any equity financing, cash generated from our uranium and soda ash royalty interests and, if necessary, proceeds from the sale or monetization of certain land and other liquid assets. We cannot assure you that we will complete any equity financing, generate sufficient cash flow or monetize assets on acceptable terms or within the required timeframe.

If we are unable to repay the Bridge Loan when due or otherwise satisfy our obligations, we may be required to seek additional financing, refinance or restructure our indebtedness, reduce or delay expenditures, or sell assets on unfavorable terms. Any equity financing may result in significant dilution to our stockholders, and additional debt financing may not be available on acceptable terms or at all. A failure to repay the Bridge Loan could result in an event of default under the Facility, which could permit the lenders to accelerate the amounts outstanding and exercise remedies against the collateral securing the facility. Any of these events could materially and adversely affect our business, financial condition, results of operations and ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

In connection with the Arrangement, we issued one share of Class A preferred stock to an affiliated entity of Orion, and one share of Class B preferred stock to HRG, in each case in connection with the Arrangement Agreement, and one special voting share in the capital of the Company (the “Special Voting Share”) to the Trustee, to be held for the benefit of holders of Exchangeable Shares. The Special Voting Share entitles the Trustee, as holder of record, to that number of votes at meetings of holders of the Company’s common stock equal to the number of Exchangeable Shares outstanding from time to time, excluding Exchangeable Shares held by the Company and its affiliates, and the trustee is required to exercise those voting rights in accordance with instructions received from holders of Exchangeable Shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

For the fiscal quarter ended July 31, 2026, the Company did not operate any mine subject to the Federal Mine Safety and Health Act of 1977 and therefore had no mine safety disclosures required by Item 104 of Regulation S-K. The Company acquired its interest in the Sweetwater Entities in connection with the Arrangement. The Sweetwater Entities' interests consist of non-operating royalty, mineral, surface, lease and related interests, and the mining operations underlying those interests are operated by third parties. Accordingly, the Company has no mine safety disclosures to report under Item 104 of Regulation S-K for the period covered by this Quarterly Report and does not anticipate such disclosures with regard to the Sweetwater Entities in the future.

Item 5. Other Information

None of the Company's officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended July 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1*

Amended and Restated Certificate of Incorporation of Uranium Royalty Corp. (Delaware) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

3.2*

Amended and Restated Bylaws of Uranium Royalty Corp. (Delaware) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

3.3*

Certificate of Designation of Class A Preferred Stock and Class B Preferred Stock of Uranium Royalty Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

4.2*

Voting and Exchange Trust Agreement, dated July 27, 2026, by and among Uranium Royalty Corp. (Delaware), UROY CallCo ULC, UROY Exchange Co. Ltd. and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

10.1*

Investors Rights Agreement, dated as of July 27, 2026, by and among Uranium Royalty Corp. (Delaware), Orion Resource Partners (USA) LP and Ontario Teachers’ Pension Plan Board (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

10.2*

Exchangeable Share Support Agreement, dated July 27, 2026, by and among Uranium Royalty Corp. (Delaware), UROY CallCo ULC and UROY ExchangeCo Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

10.3*#

Independent Contractor Amendment Agreement, dated as of June 10, 2026, by and between Uranium Royalty Corp. (Canada) and Darcy Hirsekorn, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

10.4*#

Long-Term Incentive Plan of Uranium Royalty Corp. adopted July 27, 2026 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on July 28, 2026).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM ROYALTY CORP. (Registrant)

Date: September 14, 2026	By:	/s/ Scott Melbye
		Name:	Scott Melbye
		Title:	President and Chief Executive Officer (principal executive officer)

Date: September 14, 2026	By:	/s/ Eason Chen
		Name:	Eason Chen
		Title:	Interim Chief Financial Officer (principal financial officer)